Form 10QSB
period 1996-06-30
EAST TEXAS FINANCIAL SERVICES INC
filed 1996-08-06
CIK 929646

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                       ________________________________


    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                           AND EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the transition period from _______ to ______.


                        Commission file number  0-24848


                      East Texas Financial Services, Inc.
            (Exact name of registrant as specified in its charter)

          Delaware                                        75-2559089
      (State or other jurisdiction of                   (I.R.S. employer
     incorporation or organization)                 identification number)


    1200 South Beckham, Tyler, Texas                          75701
(Address of principal executive offices)                    (Zip code)


                                (903) 593-1767
             (Registrant's telephone number, including area code)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                [x]  Yes                                [  ] No

        The number of shares of the registrant's common stock ( $ .01 par value) outstanding as of June 30, 1996 was 1,133,890.

                      EAST TEXAS FINANCIAL SERVICES, INC.
                                AND SUBSIDIARY

                                  FROM 10-QSB

                                 JUNE 30, 1996
________________________________________________________________________________

                                     INDEX

                                                                        Page No.

Part I  -  Financial Information

     Item 1.  Financial Statements

          Consolidated Statements of Financial Condition,
          June 30, 1996 (Unaudited) and September 30, 1995..............   4

          Consolidated Statements of Income, (Unaudited)
          three months and nine months ended June 30, 1996
          and June 30, 1995.............................................   5

          Consolidated Statement of Changes in Stockholders'
          Equity, (Unaudited) nine months ended June 30, 1996...........   6

          Consolidated Statements of Cash Flows, (Unaudited)
          nine months ended June 30, 1996 and June 30,1995..............   7

          Notes to (Unaudited) Consolidated Financial Statements,
          June 30, 1996.................................................   9

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................  13


Part II  -  Other Information

          Item 1.  Legal Proceedings....................................  21

          Item 2.  Changes In Securities................................  21

          Item 3.  Defaults Upon Senior Securities......................  21

          Item 4.  Submission of Matters To a Vote of Security Holders..  21

          Item 5.  Other Information....................................  21

          Item 6.  Exhibits and Reports on Form 8-K.....................  22


Signature Page..........................................................  23

                      EAST TEXAS FINANCIAL SERVICES, INC.
                                AND SUBSIDIARY

                                  FORM 10-QSB

                                 JUNE 30, 1996

________________________________________________________________________________


PART  I  -  FINANCIAL INFORMATION

  Item 1  -  Financial Statements

    East Texas Financial Services, Inc. (the "Company") was formed in September of 1994 for the purpose of acquiring all of the common stock of First Federal Savings and Loan Association of Tyler (the "Association"), concurrent with its conversion from the mutual to stock form of ownership. The Company completed its initial public stock offering of 1,215,190 shares of $ .01 par value common stock on January 10,1995. The Company utilized approximately one half of the net stock sale proceeds to acquire all of the common stock issued by the Association. For additional discussion of the Company's formation and intended operations, see the Form S-1 Registration Statement (No. 33-83758) filed with the Securities and Exchange Commission and the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1995 also filed with the Commission.

    The financial statements presented in this Form 10-QSB reflect the consolidated financial condition and results of operations of the Company and its wholly owned subsidiary, First Federal Savings and Loan Association of Tyler. For periods prior to January 10, 1995, the financial statements are for the Association only, prior to its acquisition by the Company.

                      EAST TEXAS FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                      ASSETS                                              JUNE 30, 1996      SEPTEMBER 30,1995
                                                                          -------------      -----------------
                                                                             (Unaudited)
Cash and due from banks                                                  $     538,628       $     537,326
Interest-bearing deposits with banks                                         5,847,754           5,702,510
Interest earning time deposits with financial institutions                   1,662,573             882,000
Federal funds sold                                                             331,739             626,596
Investment securities held-to-maturity (estimated market value of $30,255,177 at June 30, 1996, and $30,505,193
     at September 30, 1995)                                                 30,293,994          30,263,495
Mortgage-backed securities held-to-maturity (estimated market value of $27,177,799 at June 30, 1996, and
     $34,314,627 at September 30, 1995)                                     26,758,378          33,741,155
Loans receivable, net of allowance for credit losses
    of $289,120 at June 30, 1996, and $295,800
    at September 30, 1995                                                   46,343,965          41,760,272
Accrued interest receivable                                                  1,115,143           1,056,326
Federal Home Loan Bank stock, at cost                                          934,700             893,400
Premises and equipment                                                         987,902           1,020,965
Foreclosed real estate, net of allowances of $-0-                                    0              90,000
Other assets                                                                   523,692             502,545
                                                                         -------------       -------------

                     Total Assets                                        $ 115,338,468       $ 117,076,590
                                                                         =============       =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Demand deposits                                                      $   2,479,208       $   2,692,259
    Savings and NOW deposits                                                11,143,337          10,512,930
    Other time deposits                                                     78,834,413          79,268,616
                                                                         -------------       -------------
                    Total deposits                                          92,456,958          92,473,805

    Advances from borrowers for taxes and insurance                            643,058             978,583
    Federal income taxes
         Current                                                               (14,891)             38,682
         Deferred                                                              110,447              62,474
    Accrued expenses and other liabilities                                     328,140             376,651
                                                                         -------------       -------------

                    Total Liabilities                                       93,523,712          93,930,195
                                                                         -------------       -------------

Stockholders' equity:
     Preferred stock, $0.01 par value, 500,000
     shares authorized, none outstanding
     Common stock, $.01 par value, 5,500,000 shares authorized,
        1,256,387 shares issued                                                 12,564              12,564
     Additional paid-in capital                                             12,048,775          12,048,775
     Deferred compensation - RRP shares                                       (475,225)           (562,511)
     Unearned employee stock ownership plan shares                            (881,477)           (881,477)
     Retained earnings (substantially restricted)                           13,080,821          12,529,044
     Treasury stock, 122,497 shares at cost                                 (1,970,702)                  0
                                                                         -------------       -------------

                    Total stockholders' equity                              21,814,756          23,146,395
                                                                         -------------       -------------

                    Total liabilities and stockholders' equity           $ 115,338,468       $ 117,076,590
                                                                         =============       =============

The accompanying notes are an integral part of the consolidated financial statements.

                      EAST TEXAS FINANCIAL SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       Three Months                          Nine Months
                                                                      Ended June 30,                        Ended June 30,
                                                                        (Unaudited)                           IUnaudited)
                                                                 1996                 1995            1996                1995
                                                             ------------         ----------       ------------        -----------
INTEREST INCOME
   Loans receivable:
        First mortgage loans                                 $    905,480        $   850,812       $ 2,631,571         $  2,409,521
        Consumer and other loans                                   19,588             20,750            57,698               67,089
   Investment securities                                          603,635            692,051         1,835,456            2,210,860
   Mortgage-backed securities                                     470,306            520,375         1,555,358            1,181,899
                                                             ------------        -----------       -----------         ------------

          Total interest income                                 1,999,009          2,083,988         6,080,083            5,869,369
                                                             ------------        -----------       -----------         ------------

INTEREST EXPENSE
   Deposits                                                     1,117,339          1,108,716         3,391,531            3,150,659
                                                             ------------        -----------       -----------         ------------

          Total interest expense                                1,117,339          1,108,716         3,391,531            3,150,659
                                                             ------------        -----------       -----------         ------------

          Net interest income before provision
            for loan losses                                       881,670            975,272         2,688,552            2,718,710

   Provision for loan losses                                            0                  0                 0                    0
                                                             ------------        -----------       -----------         ------------

          Net interest income after provision
            for loan losses                                       881,670            975,272         2,688,552            2,718,710
                                                             ------------        -----------       -----------         ------------

NONINTEREST INCOME
   Gain (loss) on sales of interest-earning assets                 16,588              4,170            74,548               (4,231)
   Loan origination and commitment fees                            22,474             21,004            60,016               45,104
   Loan servicing fees                                             32,007             31,826            91,995              101,142
   Other                                                           18,118             10,504            48,668               42,589
                                                             ------------        -----------       -----------         ------------

          Total noninterest income                                 89,187             67,504           275,227              184,604
                                                             ------------        -----------       -----------         ------------

NONINTEREST EXPENSE
   Compensation and benefits                                      405,463            351,706         1,193,286            1,044,166
   Occupancy and equipment                                         40,133             40,821           115,051              128,205
   SAIF deposit insurance premium                                  55,139             60,476           167,522              180,794
   (Gain) loss on foreclosed real estate                              (26)              (233)            4,826                  472
   Other                                                          135,526            117,039           431,882              361,642
                                                             ------------        -----------       -----------         ------------

          Total noninterest expense                               636,235            569,809         1,912,567            1,715,279
                                                             ------------        -----------       -----------         ------------

Income (loss) before provision for income taxes                   334,622            472,967         1,051,212            1,188,035

Income tax expense (benefit)                                      122,262            163,950           383,063              392,208
                                                             ------------        -----------       -----------         ------------

NET INCOME (LOSS)                                            $    212,360        $    309,017      $   668,149         $    795,827
                                                             ============        ============      ===========         ============

Earnings per common share                                           $0.20              $0.28             $0.60                $0.71




The accompanying notes are an integral part of the consolidated financial statements.

                      EAST TEXAS FINANCIAL SERVICES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


NINE MONTHS ENDED
JUNE 30, 1996

                                           Common         Unearned     Unallocated                                      Total
                                         Stock and          RRP          ESOP          Retained        Treasury      Stockholders'
                                      Paid in Capital      Shares        Shares        Earnings          Stock          Equity
                                      ---------------    -----------   ----------    -----------     -----------     --------------
Balance October 1, 1995                 $12,061,339      $ (562,511)   $ (881,477)   $12,529,044     $          0    $   23,146,395

Deferred compensation
     amortization                            -               87,286         -              -               -                 87,286

Purchase of treasury
     stock at cost                           -                 -            -              -           (1,970,702)       (1,970,702)

Payment of cash dividends                    -                 -            -           (112,212)           -              (112,212)

Accrued dividends - RRP stock                                                             (4,160)                            (4,160)

Net income for the nine
     months ended
     June 30, 1996                           -                 -            -            668,149            -               668,149

                                        -----------      ----------   ----------     -----------    -------------     -------------
Balance June 30, 1996                   $12,061,339      $ (475,225)  $ (881,477)    $13,080,821    $  (1,970,702)    $  21,814,756
                                        ===========      ==========   ==========     ===========    =============     =============

The accompanying notes are an integral part of these financial statements.

                      EAST TEXAS FINANCIAL SERVICES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                             For The Nine Months Ended
                                                                       June 30,
                                                                1996            1995
                                                            ------------    ------------
Cash flows from operating activities:
  Net income                                                  $  668,149     $   795,827
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of deferred loan origination fees              (1,692)         (8,351)
      Amortization of premiums and discounts on investment
         securities, mortgage-backed securities, and loans       155,372        (135,332)
      Amortization of deferred compensation                       87,286               0

      Compensation charge related to release of ESOP shares       64,064               0
      Depreciation                                                55,481          55,619
      Deferred income taxes                                       47,973        (123,818)
      Stock dividends on FHLB stock                              (41,300)        (39,800)
      Net (gain) loss on sale of:

        Securities held to maturity                                    0           9,042
        Net loss on disposal of fixed assets                           0             639
        Other Assets                                                   0          (2,900)
        Loans                                                    (14,811)              0
        Loans held for sale                                            0          (4,811)

      Proceeds from loan sales                                 6,127,911       1,614,420
      Originations of loans held for sale                              0      (1,609,609)
      (Increase) decrease in:

        Accrued interest receivable                              (58,817)     (1,015,332)
        Other assets                                             (21,147)        554,000

      Increase (decrease) in:
        Federal income tax payable                               (53,573)              0
        Accrued expenses and other liabilities                  (116,735)        328,630
      Capitalized interest on time deposits                       (1,573)              0
                                                              ----------     -----------

Net cash provided (used) by operating activities               6,896,588         418,224
                                                              ----------     -----------

The accompanying notes are an integral part of the financial statements.

                      EAST TEXAS FINANCIAL SERVICES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                              For the Nine Months Ended
                                                                       June 30,
                                                                1996            1995
                                                            ------------    ------------
Cash flows from investing activities:
  Purchases of interest earning time deposits               $   (877,000)   $   (490,000)
  Net decrease (increase) in fed funds sold                      294,857         699,391
  Purchases of obligations - U.S. Govt. and agencies
      held-to-maturity                                        (9,641,946)    (57,018,610)
  Proceeds from maturity of time deposits                         98,000               0
  Proceeds from sale of securities held to maturity                    0       8,984,062
  Proceeds from maturity of securities held to maturity                0      14,000,000
  Proceeds from maturities of obligations - U.S. Govt. and
      agencies held-to-maturity                                9,500,000               0
  Purchases of mortgage-backed securities held to maturity      (913,080)    (33,894,826)
  Principal payments on mortgage-backed securities
      held-to-maturity                                         7,851,932       2,152,478
  Net originations and principal collections on loans        (10,688,421)     (7,139,091)
  Acquisition cost related to foreclosed real estate                   0            (757)
  Proceeds from sale of foreclosed real estate                    83,320          72,291
  Expenditures for premises and equipment                        (22,418)       (194,204)
                                                            ------------    ------------

Net cash provided (used) by investing activities              (4,314,756)    (72,829,266)
                                                            ------------    ------------



Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits, savings, and NOW accounts     417,356      (2,572,623)
   Time deposits                                                (434,203)     (5,132,688)
   Advances from borrowers for taxes and insurance              (335,525)        (94,279)
Dividends paid to stockholders                                  (112,212)              0
Purchase of treasury stock                                    (1,970,702)              0
Proceeds from sale of common stock                                     0      10,479,605
                                                            ------------    ------------

Net cash provided (used) by financing activities              (2,435,286)      2,680,015
                                                            ------------    ------------

Net increase (decrease) in cash and cash equivalents             146,546     (69,731,027)

Cash and cash equivalents at beginning of the period           6,239,836      75,430,779
                                                            ------------    ------------

Cash and cash equivalents at end of the period              $  6,386,382    $  5,699,752
                                                            ============    ============

Supplemental disclosure:
Cash paid for:
  Interest on deposits                                      $  1,794,387    $  2,601,437
  Income taxes                                              $    349,973    $    167,586

   The accompanying notes are an integral part of the financial statements.

                      EAST TEXAS FINANCIAL SERVICES, INC.
                                AND SUBSIDIARY

            NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

________________________________________________________________________________

NOTE 1  -  BASIS OF PRESENTATION

    The financial statements presented in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995. The financial data and results of operations for interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE  2  -  EARNINGS PER SHARE

    For purposes of calculating earnings per common share and as prescribed by the American Institute of Certified Public Accountants Statement of Position 93-6("SOP 93-6") Employers' Accounting For Employees Stock Ownership Plans, the weighted average number of shares outstanding, excluding unallocated Employee Stock Ownership Plan ("ESOP") shares, was used. For the three months ended June 30, 1996, the weighted average number of shares outstanding for earnings per share calculation purposes was 1,060,662. For the nine months ended June 30, 1996, the weighted average number of shares outstanding for earnings per share calculation purposes was 1,106,362. (See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three and nine month periods ended June 30, 1996). For the nine month period ended June 30, 1995, shares were assumed to be outstanding for the entire period.

NOTE  3  -  SECURITIES

    The amortized cost and estimated market values of investment securities held-to-maturity as of June 30, 1996 are as follows:


                                       Gross          Gross        Estimated
                                     Amortized      Unrealized    Unrealized           Market
                                       Cost           Gains         Losses             Value
                                     -----------    ----------    -----------        -----------

Debt securities:

     U.S. Treasury                   $ 1,997,584   $     9,446    $         0        $ 2,007,030

     U.S. government agency           28,296,410       123,381       (171,644)        28,248,147
                                     -----------   -----------    -----------        -----------
          Total debt securities      $30,293,994   $   132,827    $  (171,644)       $30,255,177
                                     -----------   -----------    -----------        -----------

  The amortized cost and estimated market values of investment securities held-to-maturity as of June 30, 1996, by contractual maturity are shown below:


                                                                    Estimated
                                                     Amortized       Market
                                                       Cost           Value
                                                       ----           -----
 Due in one year or less                            $10,638,352    $10,688,832

 Due after one year through two years                13,054,613     13,091,355

 Due after two years through three years              3,509,344      3,450,930

 Due after three years through five years             3,091,685      3,024,060
                                                    -----------    -----------

   Total debt securities                            $30,293,994    $30,255,177
                                                    -----------    -----------

    As of June 30, 1996, the weighted average yield on the Company's investment security portfolio was approximately 6.33% while the Company's overall investment portfolio, including securities held-to-maturity, overnight deposits and interest earning time deposits with other financial institutions was approximately 6.16%.


    The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of June 30, 1996, by issuer are as follows:

                                                                                     Estimated
                      Principal       Unamortized      Unearned       Carrying         Market
                       Balance         Premiums       Discounts        Value           Value
                    -----------       -----------    -----------     -----------     -----------


FHLMC               $21,818,054       $   141,227    $    75,713     $21,883,568     $22,184,308

FNMA                  4,835,610            39,200              0       4,874,810       4,993,491
                    -----------       -----------    -----------     -----------     -----------
                    $26,653,664           180,427    $    75,713     $26,758,378     $27,177,799
                    -----------       -----------    -----------     -----------     -----------

        The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of June 30, 1996, by type of security are as follows:

                                                                                     Estimated
                      Principal       Unamortized      Unearned       Carrying         Market
                       Balance         Premiums        Discounts       Value            Value
                    -----------       -----------    -----------     -----------     -----------
Fixed Rate          $ 6,237,264       $         0    $    52,270     $ 6,184,994     $ 6,112,509

Adjustable Rate      20,416,400           180,427         23,443      20,573,384      21,065,290
                    -----------       -----------    -----------     -----------     -----------
                    $26,653,664       $   180,427    $    75,713     $26,758,378     $27,177,799
                    -----------       -----------    -----------     -----------     -----------

        Unrealized gains and losses on mortgage-backed and related securities held-to-maturity as of June 30, 1996, are as follows:


                          Fixed Rate                Adjustable Rate               Total
                          Unrealized                  Unrealized                Unrealized
                     Gains         Losses          Gains        Losses       Gains        Losses
                  ----------      ---------      ---------     --------    ---------     ---------

FHLMC              $   7,221      $  79,705      $ 373,224     $    0      $ 380,445     $  79,705

FNMA                       0              0        118,681          0        118,681             0
                   ---------      ---------      ---------    -------      ---------     ---------
                   $   7,221      $  79,705      $ 491,905     $    0      $ 499,126     $  79,705
                   ---------      ---------      ---------     ------      ---------     ---------

    The overall yield on the Company's mortgage-backed securities portfolio as of June 30, 1996 was approximately 7.16%.


NOTE  4  -  CURRENT ACCOUNTING ISSUES

        SOP 93-6     In conjunction with the stock conversion, the Company
        --------
established an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP Trust borrowed funds in the amount of $972,080 from the Company to purchase 97,215 shares of common stock issued in the conversion.

    As of October 1, 1994, the Company adopted American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employers Accounting For Employees Stock Ownership Plans. SOP 93-6 requires that the employer record compensation expense in an amount equal to the fair value of shares committed to be released to employees from the ESOP. Assuming shares of common stock appreciate in value over time, the adoption of SOP 93-6 will increase compensation expense. Additionally, SOP 93-6 changed the earnings per share computation for Company's with leveraged ESOPs to include as outstanding only shares that have been allocated to participants.

        SFAS No. 107     In December 1991, the Financial Accounting Standards
        ------------
Board issued SFAS No. 107, Disclosures About Fair Value of Financial Instruments. SFAS No. 107 requires all entities to disclose, in financial statements or notes thereto, the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial condition, for which it is practicable to estimate fair value. SFAS No. 107 is effective for financial statements of institutions with assets greater than $150 million issued for years ending after December 15, 1992, and for financial statements issued for years ending after December 15, 1995, for institutions with assets of less than $150 million. Substantially all of the assets of the Company are financial instruments and will be required to be disclosed. The Company adopted the statement for the fiscal year beginning October 1, 1995.

        SFAS No. 119     SFAS No. 119, Disclosure About Derivative Financial
        ------------
Instruments and Fair Value of Financial Instruments, requires disclosures about the amount, nature, and terms of derivative financial instruments such as futures, forward, swap and option contracts, and other financial instruments with similar characteristics that are not subject to SFAS No. 105 because they do not result in off-balance sheet risk of accounting loss. The effective date of the pronouncement is for fiscal years ending after December 15, 1994, except for entities with less than $150 million in total assets. For those entities, the Statement is effective for financial statements issued for fiscal years ending after December 15, 1995. The Company plans to adopt this Statement for the fiscal year ending September 30, 1996. It is not expected to have a material effect on the financial statements of the Company.

        SFAS No. 121  In March 1995, the Financial Accounting Standards Board
        ------------
issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 applies to all entities and to long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and to long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 does not apply to financial instruments, long-term customer relationships of a financial institution, mortgage and other servicing tights, deferred acquisition costs, or deferred tax assets. Under the provisions of SFAS No. 121, an entity shall review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 applies to financial statements issued for fiscal years beginning after December 15, 1995, with earlier application encouraged. The Company adopted the statement for the fiscal year beginning October 1, 1995. Adopting SFAS No. 121 is not anticipated to have a material impact on the Company's financial condition or the results of its operations.

        SFAS No. 122  Statement of Financial Accounting Standards No. 122
        ------------
modifies the treatment of the capitalization of servicing rights by mortgage banking enterprises (including banks and thrift institutions involved in selling loans into the secondary market and retaining mortgage loan servicing rights). SFAS No. 122, by amending SFAS No. 65, prescribes a single procedure for the capitalization of mortgage servicing rights acquired either through loan origination or through transactions where a mortgage banking enterprise buys the servicing rights. SFAS No. 122 further provides guidance for considering possible impairment of the capitalized value of mortgage servicing rights.
        SFAS No. 122 applies prospectively to financial statements presented for fiscal years beginning after December 15, 1995. However, earlier application is encouraged as of the beginning of a fiscal year for which annual financial statements have not been issued or as of the beginning of an interim period within that fiscal year for which interim financial statements have not been issued.
        The Company adopted SFAS No. 122 as of July 1, 1995. The effect of this adoption will be to increase reported gains on sales of loans where servicing is retained and to decrease servicing fee income as capitalized mortgage servicing rights are amortized over an estimated life of the loan against servicing income. The overall impact to the Company's earnings will be dependent on the volume of loans originated and sold into the secondary market which is determined by management based upon the coupon rates and terms of loans originated which is in turn affected by the general level of interest rates and competition for loans in the Company's local market. A continued period of lower interest rates would have the effect of increasing the number of loan originated and sold into the secondary market while significant increases in the overall level of interest rates would allow more loans to be held in portfolio which are not subject to SFAS No. 122.
        At June 30, 1996, the Company had outstanding capitalized mortgage servicing rights of $101,210.

        SFAS NO. 123  In October 1995 the Financial Accounting Standards
        ------------
Board issued SFAS No. 123, Accounting for Stock-Based Compensation which established a fair value based method of accounting for stock-based compensation plans. It encourages entities to adopt that method in place of the provisions of APB opinion No. 25, Accounting for Stock Issued to Employees, for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. It permits entities to continue to use the intrinsic value method included in APB No. 25, but regardless of the method used to account for the compensation cost associated with stock option and similar plans, it requires employers to show significant expanded disclosures, including the pro forma amount of net income (and earnings per share) as if the fair value-based method were used to account for stock-based compensation.
        Beginning in October 1, 1996, the effective date for the Statement, the Company will continue using the accounting methods prescribed by APB No. 25 and will disclose in the footnotes information on a fair value basis for its stock-based compensation plans.

                      EAST TEXAS FINANCIAL SERVICES, INC.
                                AND SUBSIDIARY

                                  FORM 10-QSB

                                 JUNE 30, 1996
________________________________________________________________________________

Item 2  -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations


GENERAL

        East Texas Financial Services, Inc. (the "Company") was formed in September of 1994 by First Federal Savings and Loan Association of Tyler (the "Association") for the purpose of acquiring all of the common stock of the Association upon its conversion from the mutual to stock form of ownership. The acquisition was completed on January 10, 1995. All references to the Company prior to January 10, 1995, except where otherwise indicated, are to the Association.

        The principle business of the Company is that of a community-oriented financial institution attracting deposits from the general public and using such deposits to originate one- to four-family residential loans and, to a lesser extent, commercial real estate, one- to four-family construction, multi-family and consumer loans. These funds have also been used to purchase mortgage-backed securities, U.S. government and agency obligations and other permissible securities. The ability of the Company to attract deposits is influenced by a number of factors, including interest rates paid on competing investments, account maturities and levels of personal income and savings. The Company's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which is in turn affected by the interest rates at which such loans are made, general economic conditions affecting loan demand, the availability of funds for lending activities, economic conditions and changes in real estate values.

        The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and the interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses and the net gain(loss) on sales of interest earning assets and loan fees. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.


FINANCIAL CONDITION

        Total assets of the Company were $115.3 million at June 30, 1996, down $1.8 million or 1.5% from the $117.1 million reported at September 30, 1995. The decrease was primarily attributable to a $7.0 million decrease in mortgage back securities held-to-maturity, partially offset by a $4.6 million increase in loans receivable and a $781,000 increase in interest earning time deposits with financial institutions. Also, a $336,000 decrease in advances from borrowers for taxes and insurance and a $1.3 million decrease in total stockholders' equity contributed to the decline in total assets.

        Cash and due from banks totaled $539,000 at June 30, 1996, compared to $537,000 at September 30, 1995. This balance is comprised primarily of vault cash and teller cash funds as well as clearing accounts with correspondent banks. Balances in this account fluctuate as loan payments and deposits are received from customers as well as with disbursement of loan proceeds, deposit withdrawals and payment of operating expenses.

        Interest-bearing deposits with banks, primarily overnight deposits with the Federal Home Loan Bank of Dallas and federal funds sold, totaled $6.2 million at June 30, 1996, compared to $6.3 million at September 30, 1995. Interest earning time deposits with financial institutions increased $781,000 to $1.7 million at June 30, 1996, compared to $882,000 at September 30, 1995, as additional certificates were purchased. At June 30, 1996, the weighted average yield on these certificates was 6.05% with a weighted average term to maturity of approximately 17 months as compared to 6.09% and 20 months at September 30, 1995. All of the certificates are federally insured deposits.

        Investment securities held-to-maturity totaled $30.3 million at June 30, 1996, unchanged from the $30.3 million at September 30, 1995, and was comprised of U.S. Treasury and agency securities, all with fixed coupon rates and terms of five years or less. Management currently has the intent and ability to hold these securities until maturity and believes the duration and maturity structure of the portfolio will provide sufficient liquidity and cash flow for operations. At June 30, 1996, the portfolio contained $10.7 million in securities with final maturities of one year or less, $13.0 million in securities with final maturities of one through two years, $3.5 million of securities with final maturities of two through three years and $3.1 million of securities with final maturities of three through five years.

        The Company's mortgage-backed securities portfolio at June 30, 1996, totaled $26.8 million, down $7.0 million from $33.7 million at September 30, 1995. The decrease resulted from principal payments received on the mortgage-backed security portfolio during the period. Lower interest rates had the effect of increasing the prepayment of principal on the Company's mortgage-backed securities portfolio. Borrowers on the underlying loans of the securities exchanged adjustable rate loans for long term fixed rate mortgages at lower interest rates. As a result, and net of additional purchases during the period, the portfolio decreased. At June 30, 1996, the mortgage-backed securities portfolio was comprised of $6.2 million of fixed rate securities with final maturities of five years or less. The balance of $20.6 million was in adjustable rate securities with interest rate adjustment frequencies of either six months or one year. The weighted average yield on the mortgage-backed security portfolio was 7.16% at June 30, 1996.

        Loans receivable increased $4.6 million to $46.3 million at June 30, 1996, compared to $41.8 million at September 30, 1995. The Company reported loan volume of $18.5 million for the nine month period ended June 30, 1996, compared to $15.0 million for the nine months ended June 30, 1995. The increased lending activity is attributable to the continued strength of the economy in Tyler and the surrounding area, as well as the introduction of several new portfolio loan products by the Company in 1994. The loans feature fixed rates of interest for initial periods of three, five or seven years and convert to annual adjustable rate loans after the initial period. The loans are made at initial rates below current long-term fixed rate loan rates and above comparable investment alternatives. The Company is currently placing all adjustable rate loans and all 15 year fixed rate loans with interest rates in excess of 6.50% in portfolio while all loans not meeting these criteria are being sold into the secondary market.

        The Company had no foreclosed real estate at June 30, 1996, compared to the $90,000 reported at September 30, 1995.

        At $92.5 million, total deposits at June 30, 1996 were unchanged from the $92.5 million reported at September 30, 1995. The Association's average cost of funds was 4.75% at June 30, 1996, up 5 basis points from the 4.70% reported at September 30, 1995.

        Advances from borrowers for taxes and insurance decreased $336,000 to $643,000 at June 30, 1996, from $979,000 at September 30, 1995. Normal year end payments for taxes due on portfolio loans serviced by the Company resulted in the decrease.

        Current federal income taxes payable was ($15,000) at June 30, 1996, compared to $39,000 at September 30, 1995. The decrease was a result of a reduction in current income tax liability incurred, as interest rates increased, on loans previously "held-for-sale" under federal income tax guidelines and which loans are still adjusted to market value for current income tax liability. Deferred income tax liability increased to $110,000 at June 30, 1996, compared to $63,000 at September 30, 1995, an offset of the current income tax liability from the loans "held-for-sale" portfolio.

        Stockholders' equity totaled $21.8 million at June 30, 1996, down $1.3 million from the $23.1 million reported at September 30, 1995. The decrease was attributable to the Company's stock buyback programs announced and completed during December 1995 and April 1996. Under the stock repurchase programs, the Company bought, in the open market, 122,497 shares of its common stock at an average price of $16.09 per share. The shares of stock were placed into treasury stock at cost and will be used for general corporate purposes, including the issuance of shares of stock pursuant to the exercise of stock options. The decrease in total stockholders' equity resulting from the stock repurchase program was partially offset by an increase in retained earnings of $552,000, the $668,000 net income reported for the nine months ended June 30, 1996, less $116,000 in dividends paid during the nine months ended June 30, 1996.


RESULTS OF OPERATIONS

        The Company's net income is dependent primarily upon net interest income, the difference or spread between the average yield earned on loans and investments and the average rate paid on deposits, as well as the relative amounts of such assets and liabilities. The Company, like other financial intermediaries, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest earning assets.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996
  AND JUNE 30, 1995

        General.   The Company's net income for the three months ended June
30, 1996, was $212,000 or $.20 per share, compared to $309,000 or $.28 per share for the three months ended June 30, 1995, a $97,000 or 31.3% decrease. The decrease was attributable to a $94,000 or 9.6% decline in net interest income after provision for loan losses and a $66,000 or 11.7% increase in non-interest expense. A $22,000 or 32.1% increase in non-interest income and a $42,000 or 25.4% decrease in income tax expense partially offset the decline in net interest income and increase in noninterest expenses.

        Net Interest Income.   For the three months ended June 30, 1996, net
interest income after provision for loan losses totaled $882,000, down $94,000 or 9.6% from the $975,000 reported for the same quarter in 1995. Interest income was $2.0 million for the three months ended June 30, 1996, a decrease of $85,000 from the $2.1 million reported for the three months ended June 30, 1995. Conversely, interest paid on deposit accounts totaled $1.1 million for the quarter ended June 30, 1996, an increase of $9,000 over the $1.1 million reported for the same period in 1995.

        Interest on loans receivable totaled $925,000 for the quarter ended June 30, 1996, compared to $872,000 for the three months ended June 30, 1995, a $54,000 or 6.1% increase. The increase in income was a result of an increase in the average balance outstanding of the portfolio. Additional lending volume increased the loans receivable portfolio to $46.3 million at June 30, 1996, from $41.8 million at September 30, 1995, a $4.6 million or 11.0% increase.

        Interest income from the Company's mortgage-backed securities portfolio declined to $470,000 for the quarter ended June 30, 1996, compared to $520,000 for the quarter ended June 30, 1995, a $50,000 or 9.6% decline. The decrease in income, despite the fact that the average yield on the portfolio increased to 7.16% at June 30, 1996, compared to 6.68% at June 30, 1995, was primarily a result of lower average balances in the portfolio for the quarter ended June 30, 1996, compared to the prior year. Cash flow from principal repayments on the securities were redirected to fund lending operations during the year. Increased prepayments in the portfolio throughout most of the first half of 1996 were directly attributable to lower mortgage interest rates during the period as borrowers on the underlying adjustable rate loans in the mortgage-backed securities portfolio refinanced mortgages into fixed rate and term loans.

        Interest income from the investment securities and overnight funds portfolio totaled $604,000 for the quarter ended June 30, 1996, compared to $692,000 for the quarter ended June 30, 1995, an $88,000 or 12.8% decline. The decrease resulted from a $3.6 million decline in the average balance outstanding in the portfolio for the quarter ended June 30, 1996, compared to the same quarter in 1995 as well as a 36 basis point decrease in the overall yield of the portfolio as maturing investment securities were reinvested at lower interest rates during 1995 and 1996.

        Interest paid to depositors totaled $1.1 million for the quarter ended June 30, 1996, a $9,000 increase from the $1.1 million for the same quarter in 1995. Despite the fact that average deposit balances outstanding for the quarter ended June 30, 1996, were $92.1 million, a $2.1 million decrease from the $94.2 million for the quarter ended June 30, 1995, an increase in the Company's average cost of funds to 4.86% during the period ended June 30, 1996, compared to 4.71% during the period ended June 30, 1995, accounted for the minimal change in interest expense. The increase in the average cost of funds resulted as the Company continued to pay competitive deposit rates on renewing certificate of deposit accounts throughout 1995 and 1996.

        Provision For Loan Losses. The Company made no provision for loan losses for the quarters ended June 30, 1996 and June 30, 1995. Management deemed the Company's allowance for loan losses to be sufficient in relation to non-performing assets at both periods. (See "Asset Quality")

        Non-Interest Income. Non-interest income increased to $89,000 for the quarter ended June 30, 1996, from $68,000 for the quarter ended June 30, 1995, a $21,000 or 32.1% increase. The increase was directly attributable to a $12,000 increase in gains on sales of interest-earning assets primarily resulting from the Company's July 1, 1995, adoption of Statement of Financial Accounting Standards (SFAS) No. 122, 'Accounting For Mortgage Servicing Rights - An Amendment of FASB Statement No. 65. (See "Current Accounting Issues") The increased non-interest income was also aided by an $8,000 increase in other non-interest income resulting from additional fee income earned during the quarter.


        Non-Interest Expense. Total non-interest expense increased $66,000, or 11.7% to $636,000 for the three months ended June 30, 1996, compared to $570,000 for the same period in 1995. The increase was directly attributable to increased compensation and benefits expense of $54,000 mostly related to the Company's Employee Stock Ownership Plan (ESOP) and Recognition and Retention Plan (RRP).

        Other operating expense increased $19,000 to $136,000 for the quarter ended June 30, 1996, compared to $117,000 for the quarter ended June 30, 1995. The increase was a result of additional year end legal and ongoing franchise tax expenses subsequent to the formation of the Company in January of 1995.

        Provision For Income Taxes.   The Company incurred federal income tax
expense of $122,000 or 36.5% of pre-tax income for the three months ended June 30, 1996, compared to $164,000 or 34.7% of pre-tax income for the three months ended June 30, 1995. The decrease was attributable to a decrease in pre-tax income to $335,000 for the current quarter as compared to $473,000 for the same quarter in 1995. Also, expenses related to the allocation of shares of ESOP stock within the current fiscal year are only deductible for current tax liability in an amount equal to the principal paid on the ESOP loan. The difference in the principal paid on the ESOP loan and the average market price at which the allocated shares are expensed is not deductible for current tax purposes and is not considered temporary and no adjustment is made under deferred income taxes. The net result was to increase the Company's effective tax rate by approximately 2.0%.


COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1996
  AND JUNE 30, 1995

        General. For the nine months ended June 30, 1996, the Company reported net income of $668,000 or $.60 per share as compared to $796,000 or $.71 per share for the nine months ended June 30, 1995. The decrease in net income resulted from a $30,000 decline in net interest income and a $197,000 increase in non-interest expense. The additional operating expenses and the decline in net interest income were partially offset by a $91,000 increase in non-interest income and a $9,000 decrease in income tax expense.

        Net Interest Income. For the nine months ended June 30, 1996, net interest income after the provision for loan losses was $2.7 million, down $30,000 from the net interest income of $2.7 million reported for the nine months ended June 30, 1995.

        Interest income totaled $6.1 million for the nine months ended June 30, 1996, compared to $5.9 million for the same period in 1995, a $211,000 or 3.6% increase.

        Interest on mortgage loans totaled $2.6 million for the nine months ended June 30, 1996, compared to $2.4 million for the same period in 1995, a $222,000 or 9.2% increase. An increase in the average mortgage loan balance outstanding to $44.1 million for the nine months ended June 30, 1996, compared to $38.8 million for the nine months ended June 30, 1995, accounted for the additional income.

        Interest income on mortgage-backed securities was $1.6 million for the nine months ended June 30, 1996, compared to $1.2 million for the nine month period ended June 30, 1995. Despite the fact that balances in mortgage-backed securities declined to $26.8 million at June 30, 1996, compared to $31.7 million at June 30,1995, income on mortgage-backed securities was lower during the nine month period ended June 30, 1995, due to the Company's balance sheet restructuring undertaken in September of 1994. The Company, in an effort to restructure the balance sheet into more interest sensitive assets, sold approximately $75.0 million in securities. The reinvestment of the mortgage-backed security portion of the proceeds was not completed until November 1994. As a result, earnings on mortgage backed securities were lower during the nine month period ended June 30, 1995.

        Offsetting the increases in interest income from mortgage loans and mortgage-backed securities was a $375,000 decrease in interest on investment securities from $2.2 million for the nine months ended June 30, 1995, to $1.8 million for the nine months ended June 30, 1996. Interest on investment securities includes interest earned on overnight fund balances. As a result of the September 1994 balance sheet restructuring, excess cash was held in overnight deposits. Earnings on overnight deposits declined as proceeds were reinvested in mortgage-backed securities. Additionally, maturing investment securities in 1995 and the first quarter of 1996 have been reinvested at lower yields as the overall level of interest rates declined.

        Interest expense was reported as $3.4 million for the nine months ended June 30, 1996, an increase of $241,000 or 7.6% over the $3.2 million reported for the nine months ended June 30, 1995. Despite a decrease in average balances outstanding during the nine months ended June 30, 1996, to $92.5 million as compared to $98.3 million for the same period in 1995, the Company's average cost of funds increased as the Company continued to pay competitive deposit rates throughout 1995 and 1996. The increased average cost of funds accounted for the additional reported interest expense.

        Non-Interest Income. Non-interest income was $275,000 for the nine months ended June 30, 1996, compared to $185,000 for the same period in 1995, a $91,000 or 49.1% increase. The increase was directly attributable to a $79,000 increase in gains on sales of interest-earning assets primarily resulting from the Company's July 1, 1995, adoption of Statement of Financial Accounting Standards (SFAS) No. 122, Accounting For Mortgage Servicing Rights - An
Amendment of FASB  Statement No. 65. (See "Current Accounting Issues")   A
$15,000 increase in loan origination and commitment fees resulting from the Company's increased lending activity during 1995 and 1996 also contributed to the increase in non-interest income. These increases were offset somewhat by a $9,000 decrease in loan servicing fee income as a result of the amortization of capitalized mortgage servicing assets related to the adoption of SFAS No. 122.

        Non-Interest Expense.  Non-interest expense increased $197,000, or
11.5% to $1.9 million for the nine months ended June 30, 1996, compared to $1.7 million for the same period in 1995. Compensation and benefits expense were $1.2 million for the nine months ended June 30, 1996, compared to $1.0 million for the same period in 1995, a $149,000 or 14.3% increase primarily as a result of additional expenses related to the Company's Employee Stock Ownership Plan
(ESOP) and Recognition and Retention Plan (RRP).

        Other operating expense increased $70,000 to $432,000 for the nine months ended June 30, 1996, compared to $362,000 for the nine months ended June 30, 1995. The increase was a result of additional year end expenses associated with the Company's first annual stockholders' meeting as well as ongoing franchise and other tax expenses subsequent to the formation of the Company in January of 1995.

        Offsetting the increases in compensation and benefits and other operating expenses was a $13,000 decrease in SAIF insurance premiums and a $13,000 decrease in occupancy and equipment expense. The decrease in SAIF insurance premiums was directly attributable to the decline in average balances of deposits outstanding for the period ended June 30, 1996, compared to the same period in 1995.

        Provision for Income Taxes. The Company incurred federal income tax expense of $383,000 or 36.4% or pre-tax income for the nine months ended June 30, 1996, compared to $392,000 or 33.0% or pre-tax income for the nine months ended June 30, 1995. Expenses related to the allocation of shares of ESOP stock within the current fiscal year are only deductible for current tax liability in an amount equal to the principal paid on the ESOP loan. The difference in the principal paid on the ESOP loan and the average market price at which the allocated shares are expensed is not deductible for current tax purposes and is not considered temporary and no adjustment is made under deferred income taxes. The net result was to increase the Company's effective tax rate by approximately 2.0%.


ASSET QUALITY

        At June 30, 1996, the Company's non-performing assets totaled $271,000 or .23% of total assets, compared to $396,000 or .34% of total assets at September 30, 1995. The improvement was due to a reduction, during the period, in loans delinquent greater than 90 days. At June 30, 1996, non-performing assets was comprised entirely of loans on single family residences. Non-performing loans equaled .58% of loans receivable at June 30, 1996, compared to
 .95% at September 30, 1995.

        Classified assets totaled $748,000 or .65% of total assets at June 30, 1996, compared to $781,000 or .67% of total assets at September 30, 1995. Classified assets and non-performing assets differ in that classified assets may include loans less than 90 days delinquent. Also, assets guaranteed by governmental agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. All classified assets at June 30, 1996, were deemed to be "substandard"; no assets were classified as "doubtful" or "loss" as of such date.

        The Company's allowance for loan losses totaled $289,000 at June 30,1996, compared to $296,000 at September 30, 1995. The decrease resulted from charges against the balance for losses on a foreclosed single family residence sold during the quarter ended March 31, 1996. The allowance for loan losses as a percentage of total loans receivable equaled .62% at June 30, 1996, compared to
 .71% at September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal sources of funds are deposits from customers, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities, sales of loans and operations.

        Current Office of Thrift Supervision regulations require the Association to maintain cash and eligible investments (liquid assets), in an amount equal to 5.0% of net withdrawable savings deposits and borrowings payable on demand or within 5 years or less during the preceding month. Liquid assets include cash, certain time deposits, U.S. Government and agency securities having maturities of less than 5 years. The Association maintains a liquid asset ratio above the minimum required level of the Office of Thrift Supervision. At June 30, 1996, the Association's liquid asset ratio equaled 47.5%.

        The Association uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At June 30,1996, the Association had outstanding commitments to extend credit on $1.9 million of real estate loans.

        Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

        Total stockholders' equity equaled $21.8 million at June 30, 1996, a decrease of $1.3 million from the $23.1 million reported at September 30, 1995. The decrease resulted from the Company's purchase of 122,497 shares of treasury stock at an average price of $16.09 per share and $116,000 in cash dividends paid during the nine months ended June 30, 1996. The decrease in stockholders' equity was partially offset by the Company's $668,000 net income for the nine months ended June 30, 1996.

        As of June 30, 1996, the Company's reported book value per share, using total stockholders' equity of $21.8 million (net of the cost of unallocated ESOP shares) and 1,133,890 outstanding shares of common stock(the total issued shares including unallocated ESOP shares less treasury shares), equaled $19.24 per share.

        Subsequent to the quarter ended June 30, 1996, the Company announced its intention to purchase, in the open market, up to an additional 5.0% or approximately 56,695 shares of stock under a special stock repurchase program. Additionally, the Company announced its intention to pay a cash dividend of $.05 per share on August 28, 1996, to stockholders of record at August 14, 1996.

        Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Congress imposed a three part capital requirement for thrift institutions. At June 30, 1996, the Association's actual and required capital amounts under each of the three requirements were as follows:

  - Tangible Capital (stockholders' equity ) was $17.7 million or 15.3% of total assets, exceeding the minimum requirement of 1.5% by $15.9 million.

  - Core Capital (Tangible capital plus certain intangible assets) was $17.7 million or 15.3% of total assets, exceeding the minimum requirement of 3.0% by $14.2 million.

  - Risk-based capital (Core capital plus general loan and valuation allowances less and adjustment for capitalized mortgage servicing rights) equaled $17.9 million or 44.6% of risk weighted assets, exceeding the minimum requirement of 8.0% of risk weighted assets by $14.7 million.

        At June 30, 1996, the Association was considered a "well capitalized" institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

                      EAST TEXAS FINANCIAL SERVICES, INC.
                                AND SUBSIDIARY

                                  FORM 10-QSB

                                 JUNE 30, 1996
________________________________________________________________________________

                         PART II  -  OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------
         There are no material legal proceedings to which the Company or the Association is a party or of which any of their property is subject. From time-to-time, the Association is a party to various legal proceedings incident to the conduct of its business.

Item 2.  Changes In Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submissions Of Matters To A Vote Of Security Holders
         ----------------------------------------------------
         None

Item 5.  Other Information
         -----------------
         The deposits of savings associations such as the Association are presently insured by the Savings Association Insurance Fund (the "SAIF"), which together with the Bank Insurance Fund (the "BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation (the "FDIC"). On August 8, 1995, the FDIC revised the premium schedule for BIF-insured banks to provide a range of .04% to .31% of deposits (as compared to the current range of .23% to .31% of deposits for both BIF and SAIF insured institutions) in anticipation of the BIF achieving its statutory reserve ratio. The lower premiums for BIF members became effective in the third quarter of 1995. The FDIC in November 1995 further revised the premium schedule, effective January 1996, to provide a range of 0% to .27% with a minimum annual assessment of $2,000. As a result, BIF members generally pay lower premiums than the SAIF members.

         The SAIF is not expected to attain the designated reserve ratio until the year 2002 due to the shrinking deposit base for SAIF assessments and the requirement that SAIF premiums be used to make the interest payments on bonds issued by the Financing Corporation ("FICO") in order to finance the costs of resolving thrift failures in the 1980's. As a result, SAIF members will generally be subject to higher deposit insurance premiums than BIF members until, all things being equal, the SAIF attains the required reserve ratio.

         The effect of this disparity on the Association and other SAIF members is uncertain at this time. It may have the effect of permitting BIF insured institutions to offer loan and deposit products on more attractive terms than SAIF members due to the cost savings achieved through lower deposit premiums, thereby placing SAIF members at a competitive disadvantage. In order to eliminate this disparity, a number of proposals to recapitalize the SAIF have been recently considered by the United States Congress. The plan under current consideration provides for a one-time assessment, anticipated to range from .80% to .90%, to be imposed on all SAIF insured deposits as of March 31, 1995. The BIF and SAIF would be merged into one fund as soon as practicable, but no later than January 1, 1998. There can be no assurance that any particular proposal will be enacted or that premiums for either BIF of SAIF members will not be adjusted in the future by the FDIC or by legislative action.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) The following exhibits are filed herewith:

                 Exhibit 11.0  -  Computation of Earnings Per Share

                 Exhibit 27.0 - Financial Data Schedule

         (b) During the quarter ended June 30, 1996, the Company filed a report on Form 8-K on April 4, 1996, to report the issuance of a press release dated April 4, 1996, announcing the Company's intentions to begin a second stock repurchase program.

             During the quarter ended June 30, 1996, the Company filed a report on Form 8-K on April 17, 1996, to report the issuance of a press release dated April 17, 1996, announcing the Company's earnings for the quarter ended March 31, 1996.

             During the quarter ended June 30, 1996, the Company filed a report on Form 8-K on April 18, 1996, to report the issuance of a press release dated April 18, 1996, announcing the Company's intention to pay, on May 29, 1996, a cash dividend of $ .05 per share for the quarter ended March 31, 1996, to stockholders of record May 15, 1996.

             During the quarter ended June 30, 1996, the Company filed a report on Form 8-K on April 26, 1996, to report the issuance of a press release dated April 26, 1996, announcing the completion of the Company's second stock repurchase program.

                                  SIGNATURES
                                  ----------

        Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       East Texas Financial Services, Inc.


       Date:  July 31, 1996            /s/  Gerald W. Free
                                       -------------------
                                       Gerald W. Free
                                        President and Chief Executive Officer
                                         (Principal Executive Officer)


       Date:  July 31, 1996            /s/  Derrell W. Chapman
                                       -----------------------
                                       Derrell W. Chapman
                                        Vice President/COO/CFO
                                         (Principal Financial and
                                           Accounting Officer)