Form 10KSB40
period 1996-09-30
EAST TEXAS FINANCIAL SERVICES INC
filed 1996-12-30
CIK 929646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       [FEE REQUIRED]

                  For the fiscal year ended September 30, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       [NO FEE REQUIRED]

              For the transition period from                       to

                         Commission file number: 0-24848

                       EAST TEXAS FINANCIAL SERVICES, INC.
           (Name of small business issuer as specified in its charter)

              Delaware                                        75-2559089
(State or other jurisdiction of incorporation              (I.R.S. Employer
           or organization)                               Identification No.)

1200 South Beckham Avenue, Tyler, Texas                         75701
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:          (903) 593-1767

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:

                             Nasdaq National Market
                  --------------------------------------------
                   (Name of each exchange on which registered)

                     Common Stock, par value $.01 per share
                    ----------------------------------------
                                (Title of Class)

       Check  whether the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X[ NO [ ]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       State the issuer's revenues for its most recent fiscal year: $8,435,000.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq National Market as of December 11, 1996 was $12.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

         As of December 11, 1996, there were issued and outstanding 1,079,285 shares of the Registrant's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

       Part II of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended September 30, 1996.

       Part III of Form 10-KSB - Portions of Proxy Statement for 1997 Annual Meeting of Stockholders.

       Transitional Small Business Disclosure Format: YES [ ] NO [X]

                                     PART I

Item. 1           Description of Business

General

         East Texas Financial Services, Inc. (the "Company") is a Delaware corporation organized in 1994 to be the savings and loan holding company of First Federal Savings and Loan Association of Tyler ("First Federal" or the "Association"). First Federal was founded in 1923 as a Texas chartered institution and converted in 1939 to a federally chartered mutual savings and loan association. The Company owns all of the outstanding stock of the Association issued on January 10, 1995, in connection with the completion of its conversion from the mutual to the stock form of organization (the "Conversion"). All references to the Company, unless otherwise indicated, at or before January 10, 1995 refer to the Association. Unless the context otherwise requires, all references herein to the Association or the Company include the Company and Association on a consolidated basis. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "ETFS."

         The Company and the Association are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Association is a member of the Federal Home Loan Bank ("FHLB") System and its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by the FDIC.

         The Company serves its primary market area, East Texas with a concentration in Smith County, through its main office and loan production office, each of which is located in Tyler, Texas, and a branch office located in Whitehouse, Texas. At September 30, 1996, the Company had total assets of $114.4 million, deposits of $91.7 million and stockholders' equity of $20.9 million.

         The principal business of the Company consists of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company also originates commercial real estate, one- to four-family construction, multi-family and consumer loans. The Company also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. At September 30, 1996, substantially all of the Company's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Texas, with most of them located in the Company's primary market area. See "--Originations, Purchases and Sales of Loans."

         The Company's revenues are derived primarily from interest earned on loans, mortgage-backed securities and investments and, to a lesser extent, from service charges and loan originations, gains on sales of loans and mortgage-backed securities, and loan servicing fee income. The Company does not originate loans to fund leveraged buyouts, and has no loans to foreign corporations or governments.

         The Company currently offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits include passbook and money market accounts, NOW checking accounts, and certificate accounts with terms ranging from one month to five years. The Company solicits deposits in its primary market area and does not accept brokered deposits.

         The executive offices of the Company are located at 1200 South Beckham Avenue, Tyler Texas 75701. The telephone number at that address is (903) 593-1767.

Forward-Looking Statements

         When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Lending Activities

         General. Historically, the Company originated fixed-rate one- to four-family mortgage loans. In the early 1980's, the Company began the origination of adjustable-rate mortgage ("ARM") loans for retention in its portfolio, in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities than fixed-rate mortgage loans. The Company has continued to originate fixed-rate residential mortgage loans in response to consumer demand. The Company underwrites all of its fixed-rate residential mortgage loans under secondary market guidelines allowing them to be saleable primarily to the Federal National Mortgage Association ("FNMA") with the servicing retained, without recourse, in order to generate fee income and reduce the Company's exposure to changes in interest rates. See "--Loan Portfolio Composition" and "--One- to Four-Family Residential Mortgage Lending."

       The Company's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences. To a lesser extent, the Company originates loans secured by commercial real estate, one- to four-family construction, multi-family and consumer loans. At September 30, 1996, the Company's net loans held in portfolio totalled $47.9 million which constituted 41.9% of the Company's total assets. At that date, the Company had no loans held for sale.

       The Loan Committee, comprised of Director L. Lee Kidd (Chairman), President Gerald W. Free, Senior Vice President-Lending Joe C. Hobson, Chief Financial Officer Derrell W. Chapman, Treasurer William L. Wilson, and Vice President-Compliance/Marketing M. Earl Davis has the responsibility for the supervision of the Company's loan portfolio with an overview by the full Board of Directors. Loans may be approved by the Loan Committee, depending on the size of the loan, with all loans subject to ratification by the full Board of Directors. Loans in excess of $500,000 require full board approval. In addition, foreclosure actions or the taking of deeds-in-lieu of foreclosure are subject to oversight by the Board of Directors.

         The  aggregate  amount of loans that the Company is  permitted  to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Company could have invested in any one real estate project, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation--Federal Regulation of Savings Associations. At September 30, 1996, the maximum amount which the Company could have lent to any one borrower and the borrower's related entities was approximately $2.6 million. At September 30, 1996, the Company had no loans or lending relationships with an outstanding balance in excess of this amount. The largest amount outstanding to any one borrower, or group of related borrowers, was approximately $828,000 at September 30, 1996, and was secured by a country club located in Tyler, Texas. The Company had no other loans or lending relationships in excess of $500,000 at September 30, 1996. See "Regulation--Federal Regulation of Savings Associations." At September 30, 1996, the next two largest loans and lending relationships totalled $385,000 and $370,000, each of which was comprised of a loan secured by commercial real estate. The $370,000 loan was originated in 1992 as part of the sale of a real estate owned property at a 90% loan to value ratio. At September 30, 1996, the loan had a loan to value ratio of approximately 60%. At September 30, 1996 each of these loans was performing in accordance with its respective repayment terms.

         Loan Portfolio Composition. The following information concerning the composition of the Company's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts, allowances for losses and loans held for sale) as of the dates indicated.

                                                                           September 30,
                                                1996                 1995                 1994                  1993
                                        -----------------------------------------------------------------------------------
                                         Amount     Percent    Amount    Percent   Amount     Percent     Amount    Percent
                                         ------     -------    ------    -------   ------     -------     ------    -------
                                                                      (Dollars in Thousands)
Real Estate Loans:
 One- to four-family
  residences.....................       $ 42,773      85.98%   $34,947     81.55%  $28,074      77.32%  $ 28,927     73.93%
 Commercial......................          3,458       6.95      4,387     10.24     5,001      13.77      5,757     14.71
 Construction....................          1,806       3.63      1,879      4.38     1,175       3.24      2,258      5.77
 Multi-family....................            701       1.41        724      1.69       743       2.05        761      1.94
                                        --------     ------    -------    ------  --------     ------   --------    -------
   Total real estate loans.......         48,738      97.97     41,937     97.86    34,993      96.38     37,703     96.35
                                        --------     ------    -------    ------  --------     ------    -------    -------

Other Loans:
 Loans secured by deposits.......            500       1.00        404      0.94       830       2.28        620      1.58
 Home improvement................            455       0.92        451      1.05       444       1.22        579      1.48
 Commercial business.............             54       0.11         63      0.15        42       0.12        231       .59
                                        --------     ------    -------    ------  --------     ------  ---------    ------
   Total other loans.............          1,009       2.03        918      2.14     1,316       3.62      1,430      3.65
                                        --------     ------    -------    ------   -------     -------   --------   ------
     Total loans.................         49,747     100.00%    42,855    100.00%   36,309     100.00%    39,133    100.00%
                                        --------     ======    -------    ======   -------     ======   --------    ======

Less:
 Loans in process................          1,514                   777                 639                   892
 Deferred fees and discounts.....             19                    22                  33                    65
 Allowance for loan losses.......            289                   296                 300                   181
 Loans held for sale.............            ---                   ---                 ---                 9,312
                                        --------                ------             -------              -------
     Net portfolio loans.........       $ 47,925               $41,760             $35,337              $ 28,683
                                        ========               ========            =======              ========

                                              September 30,
                                        -----------------------
                                                  1992
                                        -----------------------
                                         Amount         Percent
                                        --------        ------
Real Estate Loans:
 One- to four-family
  residences.....................       $ 31,724         74.75%
 Commercial......................          6,423         15.14
 Construction....................          1,526          3.60
 Multi-family....................            969          2.28
                                        --------        ------
   Total real estate loans.......         40,642         95.77
                                        --------        ------

Other Loans:
 Loans secured by deposits.......            804          1.89
 Home improvement................            829          1.96
 Commercial business.............            162           .38
                                        --------        ------
   Total other loans.............          1,795          4.23
                                        --------         -----
     Total loans.................         42,437        100.00%
                                        --------        ======

Less:
 Loans in process................            763
 Deferred fees and discounts.....            108
 Allowance for loan losses.......            122
 Loans held for sale.............          4,839
                                        --------
     Net portfolio loans.........       $ 36,605
                                        ========

         The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                                     September 30,
                                                    --------------------------------------------------------------------------------
                                                           1996                 1995                1994                1993
                                                    --------------------------------------------------------------------------------
                                                    Amount     Percent    Amount   Percent   Amount    Percent    Amount    Percent
                                                    ------     -------    ------   -------   ------    -------    ------    -------
                                                                                (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family residences..............      $29,635     59.57%   $ 24,313   56.73%   $25,292     69.66%   $ 27,395    70.02%
  Commercial..................................        2,610      5.25       2,739    6.39      3,166      8.72       4,055    10.36
  Multi-family................................          701      1.41         724    1.69        743      2.05         761     1.94
  Construction..............................          1,806      3.63         295    0.69       ---        ---         ---     ---
                                                    -------    ------    --------   -----    -------      ----    --------    ----
     Total fixed-rate real estate loans.......       34,752     69.86      28,071   65.50     29,201     80.43      32,211    82.32
                                                    -------    ------    --------   -----    -------     ------   --------    -----

 Other loans:
  Loans secured by deposits...................          500      1.00         404    0.94        830      2.28         620     1.58
  Home improvement............................          455      0.92         451    1.05        444      1.22         579     1.48
  Commercial business.........................           54      0.11          63    0.15         42      0.12         231      .59
                                                    -------    ------    --------   -----    -------    ------     -------   ------
     Total other fixed-rate loans.............        1,009      2.03         918    2.14      1,316      3.62       1,430     3.65
                                                    -------    ------    --------   ------   -------    ------     -------   ------
         Total fixed-rate loans ..............       35,761     71.89      28,989   67.64     30,517     84.05      33,641    85.97
                                                    -------    ------    --------   -----    -------     ------   --------    -----

Adjustable-Rate Loans
 Real estate:
  One- to four-family residences..............       13,138     26.41      10,634   24.81     2,782       7.66       1,532     3.91
  Commercial..................................          848      1.70       1,648    3.85     1,835       5.05       1,702     4.35
  Construction loans..........................            0      0.00       1,584    3.70     1,175       3.24       2,258     5.77
  Multi-family................................          ---       ---         ---     ---       ---        ---         ---      ---
                                                    -------      ----    --------    ----      ----       ----    --------   ------
     Total adjustable-rate real estate loans..       13,986     28.11      13,866   32.36     5,792      15.95       5,492    14.03
                                                    -------    ------    --------   ------   ------     ------    --------   -------
         Total loans..........................       49,747    100.00%     42,855  100.00%   36,309     100.00%     39,133   100.00%
                                                    -------    ======    --------  ======    ------     ======    --------   =======
Less:
 Loans in process.............................        1,514                   777               639                    892
 Deferred fees and discounts..................           19                    22                33                     65
 Allowance for loan losses....................          289                   296               300                    181
 Loans held for sale..........................         ---                    ---               ---                  9,312
                                                    -------              --------            ------               ---------
         Net portfolio loans..................      $47,925              $ 41,760            $35,337              $ 28,683
                                                    =======              ========            =======              ========

                                                        September 30,
                                                   -----------------------
                                                             1992
                                                   -----------------------
                                                    Amount         Percent
                                                    ------         -------

Fixed-Rate Loans:
 Real estate:
  One- to four-family residences..............      $ 30,237        71.26%
  Commercial..................................         4,530        10.67
  Multi-family................................           969         2.28
  Construction..............................             ---          ---
                                                    --------       -------
     Total fixed-rate real estate loans.......        35,736        84.21
                                                    --------       ------

 Other loans:
  Loans secured by deposits...................           804         1.89
  Home improvement............................           829         1.96
  Commercial business.........................           162          .38
                                                    --------       ------
     Total other fixed-rate loans.............         1,795         4.23

         Total fixed-rate loans ..............        37,531        88.44
                                                    --------       ------

Adjustable-Rate Loans
 Real estate:
  One- to four-family residences..............         1,487         3.50
  Commercial..................................         1,893         4.46
  Construction loans..........................         1,526         3.60
  Multi-family................................           ---          ---
                                                    --------       ------
     Total adjustable-rate real estate loans..         4,906        11.56
                                                    --------       -------
         Total loans..........................        42,437       100.00%
                                                    --------       ======
Less:
 Loans in process.............................           763
 Deferred fees and discounts..................           108
 Allowance for loan losses....................           122
 Loans held for sale..........................         4,839
                                                    --------
         Net portfolio loans..................     $  36,605
                                                   =========

         The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at September 30, 1996. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                        Real Estate
                                   --------------------------------------------------------------------------------------------
                                     One- to Four-Family          Other Residential         Nonresidential      Construction
                                   ---------------------     ---------------------    --------------------   ------------------
                                               Weighted                  Weighted                 Weighted             Weighted
                                               Average                   Average                  Average              Average
                                     Amount      Rate        Amount       Rate        Amount       Rate       Amount     Rate
                                   --------------------      ---------------------    --------------------  ------------------
                                                                   (Dollars in Thousands)
Due During Periods
Ending September 30,
1997........................       $ 2,180        7.90%       $326         8.00%      $  548        10.04%    $1,806      8.39%
1998........................           735        7.32           0         0.00        1,025         8.20          0      0.00
1999........................           771        8.13           0         0.00           99         8.80          0      0.00
2000........................         4,568        7.72           0         0.00          562         9.25          0      0.00
2001........................         4,034        7.12           0         0.00          507         9.16          0      0.00
2002........................         2,974        8.09           0         0.00           47         9.00          0      0.00
2003 to 2006................         3,544        8.33          75        10.00          132         9.50          0      0.00
2007 to 2016................        20,906        7.87         191         8.60          538         8.07          0      0.00
2017 and following..........         3,061        9.46         109         9.75            0         0.00          0      0.00
                                  --------                     ---                   -------                  ------
         Total..............       $42,773                    $701                    $3,458                  $1,806
                                                              ====                    ======                  ======


                                         Other Loans               Total
                                  ----------------------------------------------
                                   Amount     Weighted       Amount     Weighted
                                               Average                   Average
                                                Rate                      Rate
                                  ----------------------     -------------------
Due During Periods
Ending September 30,
1997........................       $ 429           7.46%     $ 5,289       8.26%
1998........................         123           7.32        1,883       7.80
1999........................          52           9.62          922       8.29
2000........................          46           9.67        5,176       7.85
2001........................          65           9.24        4,606       7.37
2002........................          63          10.19        3,084       8.15
2003 to 2006................         135           9.13        3,886       8.43
2007 to 2016................          96           8.40       21,731       7.88
2017 and following..........           0           0.00        3,170       9.47
                                  ------                     -------
         Total..............      $1,009                     $49,747
                                  ======                     =======


         The total amount of loans due after September 30, 1997 which have predetermined interest rates was $33.0 million while the total amount of loans due after such date which have floating or adjustable interest rates was $11.5 million.

         One- to Four-Family Residential Mortgage Lending. The Company focuses its lending efforts primarily on the origination of conventional loans for the acquisition of owner-occupied, one- to four-family residences. At September 30, 1996, the Company's one- to four-family residential mortgage loans totalled
$42.8 million, or 86.0% of the Company's gross loan portfolio. The Company originates these loans primarily from referrals from real estate agents, existing customers, walk-in customers, builders and from responses to the Company's marketing campaign, directed primarily to individuals in its market area.

         The Company currently originates fixed-rate and ARM loans. During the year ended September 30, 1996, the Company originated $20.4 million and $4.8 million of fixed-rate mortgage and adjustable rate mortgage loans, respectively, which were secured by one- to four-family residences. During the same period, the Company sold $7.7 million of fixed-rate real estate loans which were secured by one- to four-family residences.

         The Company currently originates one- to four-family residential mortgage loans in amounts up to 95% of the appraised value of the security property and generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company's exposure to or below 80% of such value. The terms of such loans are generally for up to a maximum term of 30 years. Interest charged on these mortgage loans is competitively priced according to local market conditions.

         The Company currently offers ARMs with one year annual adjustments, and recently began to offer ARMs with three and five year initial terms with adjustments occurring annually thereafter as well as loans that adjust once after five or seven years. All of the annually adjusting ARM loans currently adjust at a margin over the yield on the one year Constant Maturity Treasury Securities Rate. Initial rates on the three and five year ARMs and adjusted rates on the five and seven year ARM products are currently based upon the rate of a United States Treasury Note with a comparable term. ARM loans offered by the Company generally provided for up to a 200 basis point annual cap and a lifetime cap of 500 or 600 basis points greater than the initial rate. ARM loans may not adjust below the initial rate. As a consequence of using caps, the interest rates on the ARMs may not be as rate sensitive as the Company's cost of funds. Borrowers of adjustable rate loans are qualified at the fully-indexed rate of interest. The Company has not experienced difficulty with the payment history for these loans.

         In underwriting one- to four-family residential real estate loans, the Company evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by the Company are appraised by independent fee appraisers approved and qualified by the Board of Directors. The Company generally requires borrowers to obtain title insurance and fire, property and flood insurance (if required) in an amount not less than the amount of the loan. Real estate loans originated by the Company generally contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.

         Commercial Real Estate and Multi-Family Residential Lending. The Company engages in multi-family and commercial real estate lending, including permanent loans secured primarily by apartment buildings, office buildings and retail establishments in the Company's primary market area. At September 30, 1996, the Company had $3.5 million and $701,000, respectively, of commercial real estate and multi-family loans, which represented 6.95% and 1.41%, respectively, of the Company's gross loan portfolio.

         Generally, commercial and multi-family real estate loans originated by the Company are fixed-rate loans. To a lesser extent, the Company originates adjustable-rate loans, with annual adjustments based upon either the one year Constant Maturity Treasury Securities Rate or the Chase Manhattan Prime Rate subject to limitations on the maximum annual and total interest rate increase or decrease over the life of the loan. Commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. The Company analyzes the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the net income generated by the property securing the loan and the value of the property itself. The Company generally requires personal guaranties of the borrowers in addition to the security property as collateral for such loans and personal financial statements on an annual basis. Appraisals on properties securing commercial and multi-family real estate loans originated by the Company are generally performed by independent fee appraisers approved by the Board of Directors.

         Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Commercial real estate and multi-family loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial real estate and multi-family properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

         Construction Lending. The Company engages in residential construction lending, with $1.8 million, or 3.6% of its gross loan portfolio in construction loans as of September 30, 1996. The Company offers loans to owner-occupants and builders for the construction of one- to four-family residences. Currently, such loans are offered with terms to maturity of up to nine months and in amounts generally up to 80% of the appraised value of the security property.

         The Company's construction loans require the payment of interest only on a quarterly basis. The Company generally makes permanent loans on the underlying property consistent with its underwriting standards for one- to four-family residences. The Company also offers loans to a few selected builders in its primary market area to build residential properties in anticipation of the sale of the house or where the house has been presold. Such loans are made for a term of nine months. The Company usually disburses funds on construction loans directly to the builder at certain intervals based upon the completed percentage of the project and inspections of loans in process are performed by the Company's staff. At September 30, 1996, none of the Company's construction loans were to builders for the construction of pre-sold residences and $1.8 million, or 100% of gross construction loans, were to builders for the construction of residences which had not been pre-sold.

         Construction lending generally affords the Company an opportunity to receive interest at rates higher than those obtainable from residential lending. Nevertheless, construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending since the risk of loss on construction loans is dependent largely, upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. In addition, to the extent the borrower is unable to obtain a permanent loan on the underlying property, the Company may be required to modify or extend the terms of the loan. In an effort to reduce these risks, the application process includes a submission to the Company of accurate plans, specifications and costs of the project to be constructed. These items are also used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

         Construction loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

         Consumer and Commercial Business Lending. The Company offers loans secured by savings deposits and home improvement loans. Substantially all of the Company's consumer loans are originated in its primary market area. These loans are originated on a direct basis.

         At September 30, 1996, the Company's consumer loan portfolio totalled $955,000, or 1.92% of its total gross loan portfolio. All consumer loans are currently originated with fixed rates of interest.

         Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Company for consumer loans include an application, a determination of the applicant's payment history on other debts, employment stability and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans may entail greater credit risk than do residential mortgage loans. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has historically been low, at September 30, 1996, three loans, totalling $14,000, or approximately 1.5% of the consumer loan portfolio, was 60 days or more delinquent. There can be no assurance that delinquencies will not increase in the future.

         At September 30, 1996, the Company also had $54,000 in commercial business loans outstanding, or less than one percent of the Company's total loan portfolio. The Company's commercial business lending activities have encompassed loans with a variety of purposes and security, including loans to finance inventory and equipment. Generally, the Company's commercial business lending has been limited to borrowers headquartered, or doing business, in the Company's market area. Management does not contemplate significantly increasing its commercial business lending activity.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities

         Real estate loans are generally originated by the Company's staff of salaried loan officers. Loan applications are taken and processed at its main office and its loan production office.

         In fiscal 1996, the Company originated $25.2 million of loans, compared to $19.8 million and $21.7 million in fiscal 1995 and 1994, respectively. Management attributes the increase in originations to continued lower interest rates and economic conditions in the Tyler area and new loan products. In fiscal 1996, $21.1 million of loans and mortgage-backed securities were repaid compared to $12.5 million and $16.4 million in fiscal 1995 and 1994 respectively.

         The Company currently sells its fixed-rate one- to four-family residential mortgage loans with maturities of greater than 15 years, without recourse, to FNMA. Sales of whole loans generally are beneficial to the Company since these sales may generate income at the time of sale, produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Company sold whole loans in aggregate amounts of $7.7 million, $5.2 million and $14.2 million during the years ended September 30, 1996, 1995 and 1994, respectively. The Company sells loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale should not adversely affect the Company's income at the time of sale.

         In periods of economic uncertainty, the Company's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted with a resultant decrease in related loan origination fees, other fee income and operating earnings. In addition, the Company's ability to sell loans may substantially decrease as potential buyers (principally government agencies) reduce their purchasing activities.

         When loans are sold, the Company typically retains the responsibility for servicing the loans. The Company receives a fee for performing these services. The Company serviced for others mortgage loans amounting to $40.1 million, $37.2 million and $37.5 million at September 30, 1996, 1995 and 1994, respectively.

         From time to time, the Company has purchased whole loans or loan participations consistent with its loan origination underwriting standards. The Company does not currently purchase loans because there is sufficient product available for origination but will consider favorable purchase opportunities as they arise.

         In  addition,   the  Company  purchases   mortgage-backed   securities,
consistent with its asset/liability management objectives to complement its mortgage lending activities. The Board believes that the slightly lower yield carried by mortgage-backed securities is somewhat offset by the lower level of credit risk and the lower level of overhead required in connection with these assets, as compared to one- to four-family, non-residential, multi-family and other types of loans. See "--Mortgaged-Backed Securities."

         The following table shows the loan and mortgage backed and related securities origination, purchase, sale and repayment activities of the Company for the periods indicated.

                                                                             Year Ended September 30,
                                                        ----------------------------------------------------------------
                                                            1996         1995          1994         1993          1992
                                                            ----         ----          ----         ----          ----
                                                                                 (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family ...............     $  4,841      $  9,923      $  3,874         3,340      $  1,438
              - multi-family ......................         --            --            --            --            --
              - commercial ........................         --            --             416           132          --
                                                        --------      --------      --------      --------      --------
         Total adjustable-rate ....................        4,841         9,923         4,290         3,472         1,438
                                                        --------      --------      --------      --------      --------
 Fixed-rate:
  Real estate - one- to four-family ...............       20,208         9,736        16,836        17,824        13,576
              - multi-family ......................         --            --            --            --           1,857
              - commercial ........................          170          --            --            --           1,951
  Consumer ........................................            4             3           312           802           678
  Commercial business .............................         --             138           242           148           135
                                                        --------      --------      --------      --------      --------
         Total fixed-rate .........................       20,382         9,877        17,390        18,774        18,197
                                                        --------      --------      --------      --------      --------
         Total loans originated ...................       25,223        19,800        21,680        22,246        19,635
                                                        --------      --------      --------      --------      --------

Purchases:
  Mortgage-backed securities ......................          913        38,172        13,116        11,992         4,016
                                                        --------      --------      --------      --------      --------

Sales and repayments:
  Real estate - one- to four-family ...............        7,718         5,191        14,233        12,216         6,888
  Mortgage-backed securities ......................         --            --          43,886         4,529          --
                                                        --------      --------      --------      --------      --------
         Total sales ..............................        7,718         5,191        58,119        16,745         6,888
  Principal repayments - loans ....................       11,434         8,087        10,001        13,457        12,492
  Principal repayments - mortgage-backed securities        9,648         4,371         6,424         8,193         8,657
                                                        --------      --------      --------      --------      --------
         Total reductions .........................       28,800        17,649        74,544        38,395        28,037
                                                        --------      --------      --------      --------      --------
  Increase (decrease) in other items, net .........           37          (159)         (104)         (200)         (288)
                                                        --------      --------      --------      --------      --------
         Net increase (decrease) ..................     $ (2,627)     $ 40,164      $(39,852)     $ (4,357)     $ (4,674)
                                                        ========      ========      ========      ========      ========

Asset Quality

         Generally, when a borrower fails to make a required payment on real estate secured loans and other loans by the 17th day after such payment is due, the Company institutes collection procedures by mailing a delinquency notice. The customer is contacted again by telephone or letter when the delinquency is not promptly cured. In most cases delinquencies are cured promptly; however, if a loan secured by real estate or other collateral has been delinquent for more than 80 days, a final letter is sent or a telephone call is made demanding payment and the customer is requested to make arrangements to bring the loan current or, if the situation merits, a 30 day foreclosure notice is sent to the borrower. At 90 days past due a 30 day foreclosure notice is sent (if not previously sent), and unless satisfactory arrangements have been made, immediate repossession or foreclosure procedures will commence.

         Generally, when a loan becomes delinquent 90 days or more, or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. Each account is handled on a individual basis. The loan will be transferred back to an accrual status if the borrower brings the loan current.

         The following table sets forth the Company's loan delinquencies by type, amount and percentage of type at September 30, 1996.


                                            Loans Delinquent For:                       Total Loans Delinquent
                                            ---------------------                       ----------------------
                                    60-89 Days                90 Days and Over             60 Days and Over
                            -------------------------   ---------------------------   ---------------------------
                                              Percent                      Percent                        Percent
                                              of Loan                      of Loan                        of Loan
                            Number   Amount  Category   Number   Amount   Category    Number   Amount    Category
                            ------   ------  --------   ------   ------   --------    ------   ------    --------
                                                                      (Dollars in Thousands)

Real Estate:
  One- to four-family         38     $1,135     2.6%      12     $  449      1.1%       50     $1,584       3.7%
Consumer ............          2         13     1.4        1          1      0.1         3         14       1.5
                              --     ------     ---       --     ------      ---        --     ------       ---
      Total .........         40     $1,148     2.4       13     $  450      0.9        53     $1,598       3.3
                              ==     ======     ===       ==     ======      ===        ==     ======       ===


         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. At all dates presented, the Company had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.


                                                                 September 30,
                                                --------------------------------------------
                                                 1996      1995      1994      1993     1992
                                                 ----      ----      ----      ----     ----
                                                            (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ......................     $449      $294      $295      $445      $426
  Commercial real estate ...................        1       --        --        --        --
                                                 ----      ----      ----      ----      ----
     Total .................................      450       294       295       445       426
                                                 ----      ----      ----      ----      ----

Accruing loans delinquent more than 90 days:
  One- to four-family ......................      --         12        12        21       --
                                                 ----      ----      ----      ----      ----
     Total .................................      --         12        12        21       --
                                                 ----      ----      ----      ----      ----

Foreclosed assets:
  One- to four-family ......................      --          90      --         59        33
  Commercial real estate ...................      --        --        --        --        --
                                                 ----      ----      ----      ----      ----
     Total .................................      --         90       --         59        33
                                                 ----      ----      ----      ----      ----

Total non-performing assets ................     $450      $396      $307      $525      $459
                                                 ====      ====      ====      ====      ====
Total as a percentage of total assets ......     0.39%     0.34%     0.27%     0.45%     0.40%
                                                 ====      ====      ====      ====      ====

         For the year ended September 30, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $41,000. The amount that was included in interest income on such loans was $30,000 year ended September 30, 1996.

         Classified assets totalled $999,218 year ended September 30, 1996. Classified assets and non-performing assets differ in that classified assets may include loans less than 90 days delinquent. Also, assets guaranteed by governmental agencies such as the Veterans Administration or the Federal Housing Administration are not included in classified assets but are included in non-performing assets.

         Other Assets of Concern. As of September 30, 1996, there was approximately $146,000 in net book value of assets classified by the Company because of known information about the possible credit problems of the borrowers or the cash flows of the security property has caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such item in the non-performing asset categories. Other assets of concern consist of six one-to four-family residences. All of these loans are being monitored by the Company due to periodic delinquencies. See "-- Allowance for Loan Losses."

         Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the association's Regional Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 1996, the Company had classified $999,218 assets as substandard, none as doubtful, and none as loss.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

         Real estate properties acquired through foreclosure are recorded at lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At September 30, 1996, the Company had a total allowance for loan losses of $289,000 or 64.2% of non-performing loans. See Note 1 of the Notes to Consolidated Financial Statements.

         The following table sets forth an analysis of the Company's allowance for loan losses.

                                                    Year Ended September 30,
                                    ------------------------------------------------------
                                     1996        1995        1994        1993        1992
                                     ----        ----        ----        ----        ----
                                                    (Dollars in Thousands)

Balance at beginning of period      $ 296       $ 300       $ 181       $ 122       $ 183

Charge-offs:
  One- to four-family .........         7           4           2           1          43
  Multi-family ................      --          --          --          --             9
  Commercial real estate ......      --          --          --          --          --
                                    -----       -----       -----       -----       -----
    Total charge-offs .........         7           4           2           1          52
                                    -----       -----       -----       -----       -----

Recoveries ....................      --          --          --          --          --
                                    -----       -----       -----       -----       -----

Net charge-offs ...............        (7)         (4)         (2)         (1)        (52)
Additions charged to operations      --          --           121          60          (9)
                                    -----       -----       -----       -----       -----
Balance at end of period ......     $ 289       $ 296       $ 300       $ 181       $ 122
                                    =====       =====       =====       =====       =====

Ratio of net charge-offs during
 the period to average loans
 outstanding during the period        .02%       0.01%       0.01%       ---%        0.13%
                                    =====       =====       =====       =====       =====

Ratio of net charge-offs during
 the period to average non-
 performing assets                   1.66%       1.14%       0.48%       0.20%       4.00%
                                    =====       =====       =====       =====       =====

         The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                             September 30,
                                  --------------------------------------------------------------------------------------------------
                                       1996              1995                 1994                 1993                1992
                                  ------------------ -----------------  -------------------   ------------------   -----------------
                                            Percent           Percent              Percent              Percent             Percent
                                            of Loans          of Loans             of Loans             of Loans           of Loans
                                            in Each           in Each              in Each              in Each             in Each
                                           Category          Category             Category             Category            Category
                                           to Total           to Total             to Total             to Total           to Total
                                  Amount    Loans    Amount   Loans     Amount     Loans      Amount     Loans     Amount    Loans
                                  ------    -----    ------   -----     ------     -----      ------     -----     ------    -----
                                                                        (Dollars in Thousands)
One- to four-family............   $ 102     85.98%    $ 80     81.55%    $ 90      77.32%     $ 107       73.93%   $  35     74.75%
Multi-family...................     ---      1.41      ---      1.69        4       2.05        ---        1.94      ---      2.28
Commercial real estate.........     ---      6.95      ---     10.24       29      13.77         31       14.71       87     15.14
Construction or
  development..................     ---      3.63      ---      4.38       --       3.24        ---        5.77      ---      3.60
Consumer.......................     ---      2.03      ---      2.14        7       3.62        ---        3.65      ---      4.23
Unallocated....................     187       ---      216       ---      170        ---         43         ---      ---       ---
                                  -----    ------     ----    ------     ----     ------      -----      ------    -----    ------
     Total....................    $ 289    100.00%    $296    100.00%    $300     100.00%     $ 181      100.00%   $ 122    100.00%
                                  =====    ======     ====    ======     ====     ======      =====      ======    =====    ======

Investment Activities

         Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

         At September 30, 1996, the Company had two investment portfolios, one consisting of mortgage-backed securities and the other consisting principally of U.S. Government obligations. These investments were made in order to generate income and because these securities carry a low risk weighting for OTS risk-based capital purposes and satisfy OTS liquid-asset requirements. See "Regulation--Capital Requirements" and "--Liquidity."

         At September 30, 1996, the Company's investment securities totalled $30.1 million or 26.4% of total assets and mortgage-backed securities totalled $24.9 million or 21.8% of total assets. All of the Company's investment securities and mortgage-backed securities were classified as held to maturity at September 30, 1996. For information regarding the amortized cost and market values of the Company's investment securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements. At September 30, 1996, the weighted average term to maturity or repricing of the investment securities portfolio, excluding FHLB stock, was 1.4 years. For information regarding the amortized cost and market values of the Company's mortgage-backed securities portfolio, see Note 4 of the Notes to Consolidated Financial Statements.

         Mortgage-Backed Securities. The Company purchases mortgage-backed and related securities to complement its mortgage lending activities. The Company began making significant purchases of mortgage-backed and related securities in 1991 as an alternative to home mortgage originations for its portfolio. Management determined that such investments would produce relatively higher risk-adjusted yields for the Company when compared to other investment securities and substituted for loan originations, in light of the competition for home mortgages in the Company's market area. The Company has emphasized mortgage-backed and related securities with high credit quality, high cash flow, low interest-rate risk, high liquidity and acceptable prepayment risk.

         The Company's mortgage-backed and related securities portfolio consists primarily of securities issued under government-sponsored agency programs, including those of FNMA and FHLMC. The FNMA and FHLMC certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable rate, single-family residential mortgages issued by these government-sponsored entities. FNMA and FHLMC generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected. The Company has held securities issued by GNMA in prior years, but held no GNMA securities at September 30, 1996.

         Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk to holders. Mortgage-backed securities are also more liquid than individual mortgage loans and may be used to collateralize obligations of the Company. In general, mortgage-backed securities issued or guaranteed by FNMA, FHLMC and certain AAA- or AA-rated mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. These types of securities thus allow the Company to optimize regulatory capital to a greater extent than non-securitized whole loans.

         While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. Because the rising interest rate environment has altered the prepayment speeds of its mortgage-backed securities thus increasing their average life, the Company decided to restructure its balance sheet during fiscal 1994 and sell its entire mortgage-backed securities portfolio. The proceeds were reinvested in adjustable rate and/or short maturity mortgage-backed securities consistent with its asset/liability objectives.

         The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.



                                                                           September 30,
                                      ----------------------------------------------------------------------------------------------
                                              1996              1995             1994                 1993              1992
                                      -----------------  ---------------  -----------------    -----------------  ------------------
                                      Amortized   % of   Amortized  % of  Amortized   % of     Amortized   % of    Amortize  % of
                                        Cost      Total   Cost     Total    Cost      Total     Cost       Total    Cost     Total
                                        ----      -----   ----     -----    ----      -----     ----       -----    ----     -----
                                                                      (Dollars in Thousands)
Mortgage-backed securities held
to maturity:
  GNMA ............................     $  --       ---%  $  --       ---%  $  --     ---%     $16,611      44.66%  $15,133   39.72%
  FHLMC ...........................      20,289   81.33    27,015   80.07      --      --       14,193      38.16    13,149   34.51
  FNMA ............................       4,569   18.31     6,573   19.48      --      --        5,941      15.97     9,328   24.48
                                        -------   -----   -------   ------  -----    ----      -------      -----   -------   -----
     Subtotal .....................      24,858   99.64    33,588   99.55      --      --       36,745      98.79    37,610   98.71

Unamortized premium, net ..........          91    0.36       153    0.45      --      --          449       1.21       492    1.29
                                        -------   ------   ------- ------   -----    ----      -------     ------   -------  ------

   Total mortgage-backed securities     $24,949  100.00%  $33,741  100.00%  $  --     ---%     $37,194     100.00%  $38,102  100.00%
                                        =======  ======   =======  ======   =====    ====      =======     ======   =======  ======

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at September 30, 1996.

                                                                         Due in
                                                       -------------------------------------------           Total
                                                       5 Years     5 to 10    10 to 20     Over 20          Balance
                                                       or Less      Years       Years       Years         Outstanding
                                                       -------      -----       -----       -----         -----------
                                                                               (Dollars in Thousands)
Mortgage-backed securities held to maturity:
  FHLMC...........................................      $5,832       $ ---       $ ---     $14,517          $20,349
  FNMA............................................         ---         ---         ---       4,600            4,600
                                                        ------         ---         ---     -------          -------
    Total.........................................      $5,832         ---         ---     $19,117          $24,949
                                                        ======         ===         ===     =======          =======

  Weighted average yield..........................        7.05%        ---%        ---%       7.10%            7.08%

         The following table sets forth the composition of the Company's investment securities, excluding mortgage-backed securities, at the dates indicated.

                                                                          September 30,
                                                ---------------------------------------------------------------------
                                                         1996                       1995                   1994
                                                -------------------------- ------------------------------------------
                                                Amortized       % of       Amortized     % of     Amortized    % of
                                                  Cost          Total        Cost        Total     Cost        Total
                                                                      (Dollars in Thousands)
Investment securities held to maturity:
  U.S. government securities...............      $ 1,998         5.23%    $ 1,996        5.20%   $   ---        ---%
  Federal agency obligations...............       28,141        73.61      28,267       73.68        ---        ---
  Other investment securities..............          ---          ---         ---         ---        ---        ---
                                                 -------        -----     -------       -----                   ---
  Total investment securities..............       30,139        78.84      30,263       78.88        ---        ---
                                                 -------        -----      ------       -----      -----     ------

Average remaining life of investment
 securities................................          1.4 years                1.3 years

Other interest-earning assets:
  FHLB stock...............................          949         2.48         893        2.33        839       1.09
  Interest-bearing deposits with banks(1)..        6,658        17.42       6,515       16.97     75,185      97.89
  Other overnight deposits(2)..............          480         1.26         697        1.82        785       1.02
                                                 -------        -----      ------       -----    -------     ------
     Total other interest-earning assets...        8,087        21.16       8,105       21.12     76,809     100.00
                                                 -------        -----      ------       -----    -------     ------

Total investment securities, FHLB
 stock and other interest-earning
 assets....................................      $38,226       100.0%     $38,368      100.00%   $76,809     100.00%
                                                 =======       =====      =======      ======    =======     ======
-------------------------------------
(1)  Includes investments in insured certificates of deposit.
(2) Includes  securities  purchased  under agreement to resell and federal funds sold.

         The following table sets forth the composition and maturities of the Company's investment securities portfolio at September 30, 1996.

                                                                                                                    Total
                                                                                                            Investment Securities
                                              Less Than    1 to 3      3 to 5       Over 5    No Stated     Amortized      Market
                                               1 Year       Years       Years        Years    Maturity        Cost         Value
                                               ------       -----       -----        -----    --------        ----         -----
                                                                          (Dollars in Thousands)
Investment securities held to maturity:
  U.S. government securities.............       $ 1,999   $   ---       $  ---     $   ---      $   ---      $   1,999     $ 2,007
  Federal agency obligations.............        11,527    14,539        2,074         ---          ---         28,140      28,108
  Other securities.......................           ---       ---          ---         ---          ---            ---         ---
                                                -------   -------       ------     -------      -------      ---------     -------
     Total investment securities.........       $13,526   $14,539       $2,074     $   ---      $   ---      $  30,139     $30,115
                                                =======   =======       ======     =======      =======      =========     =======

Weighted average yield...................          6.71%     6.03%        5.86%       0.00%        0.00%          6.32%


         The OTS has issued guidelines regarding management oversight and accounting treatment for securities, including investment securities, loans, mortgage-backed securities and derivative securities. The guidelines require thrift institutions to reduce the carrying value of securities to the lesser of cost or market value unless it can be demonstrated that a class of securities is intended to be held to maturity.

Sources of Funds

         General. The Company's primary sources of funds are deposits, amortization and prepayment of loan principal, borrowings, interest earned on, maturation and sales of investment securities and short-term investments, and net earnings.

         Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities or to increase the effectiveness of the Company's asset/liability management program. In this regard, in order to enhance both the return on the capital raised in the Conversion and its interest rate spread, the Company may utilize advances from the FHLB of Dallas and attempt to match the maturities of such liabilities with assets such as mortgage-backed securities having similar effective maturities but higher yields compared to the rate paid on such advances.

         Deposits. The Company offers the following types of deposit accounts: passbook savings, NOW checking accounts, money market deposit accounts and certificates of deposit. The Company solicits deposits from its market area and does not accept brokered deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

         The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. In this regard, deposits decreased from $92.5 million at September 30, 1995 to $91.7 million at September 30, 1996. Management believes that the decrease in deposits was due to its decision not to pay the highest rates in the local market. Based on its experience, the Company believes that its deposits are relatively stable sources of funds. However, the ability of the Company to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                                          September 30,
                                              -------------------------------------------------------------------
                                                      1996                    1995                  1994
                                              ---------------------    -------------------    -------------------
                                                           Percent                Percent                Percent
                                               Amount      of Total    Amount     of Total    Amount     of Total
                                                                      (Dollars in Thousands)
Transaction and Savings Deposits:

Non-interest checking.................        $ 2,890        3.15%    $ 2,692       2.91%    $ 2,876       2.81%
NOW accounts .........................          1,514        1.65       1,467       1.59       1,633       1.60
Passbook accounts.....................          3,010        3.28       2,906       3.14       3,049       2.98
Money market accounts.................          6,575        7.18       6,140       6.64       8,368       8.19
                                              -------      ------     -------     ------     -------     ------
    Total non-certificates............         13,989       15.26      13,205      14.28      15,926      15.58
                                              -------      ------     -------     ------     -------     ------

Certificates:

    0.00 -  3.99%.....................            ---         ---         222       0.24      30,464      29.81
    4.00 -  4.99%.....................         18,669       20.37      21,570      23.32      42,244      41.33
    5.00 -  5.99%.....................         52,775       57.58      46,612      50.40      11,179      10.94
    6.00 -  6.99%.....................          4,147        4.52       8,605       9.31       2,014       1.97
    7.00 -  7.99%.....................          2,081        2.27       2,245       2.43         316       0.31
    8.00 -  8.99%.....................            ---         ---         15        0.02          57       0.06
    9.00% and over....................            ---         ---        ---         ---         ---        ---
                                              -------      ------     -------     ------     -------     ------
    Total certificates................         77,672       84.74      79,269      85.72      86,274      84.42
                                              -------      ------     -------     ------     -------     ------

Total Deposits........................        $91,661      100.00%    $92,474     100.00%   $102,200     100.00%
                                              =======      ======     =======     ======    ========     ======

         The following table sets forth the savings flows at the Company during the periods indicated.

                                              Year Ended September 30,
                                     -----------------------------------------
                                        1996           1995            1994
                                     ---------       ---------       ---------
                                               (Dollars in Thousands)

Opening balance ................     $  92,474       $ 102,200       $ 102,349

Deposits .......................        16,039          16,264          22,452
Withdrawals ....................        19,009          26,951          24,274
Interest credited ..............         2,157             961           1,673
                                     ---------       ---------       ---------

Ending balance .................     $  91,661       $  92,474       $ 102,200
                                     =========       =========       =========

Net increase (decrease) ........     $    (813)      $  (9,726)      $    (149)
                                     =========       =========       =========

Percent increase (decrease) ....         (0.88)%         (9.52)%         (0.15)%
                                     =========       =========       =========

         The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 1996.

                                     0.00-      4.00-       5.00-         6.00-        7.00-       8.00% or                Percent
                                     3.99%      4.99%       5.99%         6.99%        7.99%        Greater      Total     of Total
                                     -----      -----       -----         -----        -----        -------      -----     --------
                                                                     (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:

December 31, 1996 ..........      $     0      $ 7,021      $11,512      $   377      $     0      $     0      $18,910      24.36%
March 31, 1997 .............            0        6,107       11,257          161            0            0       17,525      22.56
June 30, 1997 ..............            0        2,401        6,715          461            0            0        9,577      12.33
September 30, 1997 .........            0        2,251        7,002           20            0            0        9,273      11.94
December 31, 1997 ..........            0          708        2,004          347           10            0        3,069       3.95
March 31, 1998 .............            0            0        4,313          559           75            0        4,947       6.37
June 30, 1998 ..............            0            0        2,631            0           44            0        2,675       3.44
September 30, 1998 .........            0            0        2,725            0            7            0        2,732       3.52
December 31, 1998 ..........            0          119        2,011            0           15            0        2,145       2.76
March 31, 1999 .............            0           62        1,239          210            6            0        1,517       1.95
June 30, 1999 ..............            0            0          698          175            0            0          873       1.12
September 30, 1999 .........            0            0          233           25            0            0          258       0.33
Thereafter .................            0            0          435        1,812        1,924            0        4,171       5.37
                                  -------      -------      -------      -------      -------      -------      -------      -----
   Total ...................      $     0      $18,669      $52,775      $ 4,147      $ 2,081      $     0      $77,672      100.00%
                                  =======      =======      =======      =======      =======      =======      =======      ======

   Percent of total.............        0%       24.03%       67.95%        5.34%        2.68%        0.00%
                                        ==       =====        =====         ====         ====         ====

         The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of September 30, 1996.

                                                     Maturity
                                    -------------------------------------------
                                                  Over       Over
                                    3 Months     3 to 6     6 to 12      Over
                                     or Less     Months     Months    12 months      Total
                                     -------     ------     ------    ---------      -----
                                                        (In Thousands)
Certificates of deposit of less
 than $100,000 ................     $ 9,733     $10,391     $10,786     $19,489     $50,399

Certificates of deposit of
 $100,000 or more .............       9,177       7,134       8,064       2,898      27,273
                                    -------     -------     -------     -------     -------

Total certificates of deposit .     $18,910     $17,525     $18,850     $22,387     $77,672
                                    =======     =======     =======     =======     =======

         Borrowings. The Company has the ability to use advances from the FHLB of Dallas to supplement its deposits when the rates are favorable. As a member of the FHLB of Dallas, the Company is required to own capital stock and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and includes a range of maturities. The FHLB of Dallas may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.

         The Association has had no borrowings or FHLB advances during the past five years.

Subsidiary Activities

         As a federal savings and loan association, First Federal is permitted by OTS regulations to invest up to 2% of its assets or approximately $2.3 million at September 30, 1996, in the stock of, or unsecured loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At September 30, 1996, the Association did not have any subsidiaries.

                                   REGULATION

General

         First Federal is a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Association is subject to broad federal regulation and oversight extending to all its operations. First Federal is a member of the FHLB of Dallas and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal

Reserve Board"). As the savings and loan holding company of First Federal, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Association is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of First Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Association.

         Certain of these regulatory requirements and restrictions affecting First Federal and the Company are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of First Federal were as of June 30, 1995, and August 17, 1990, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to find the operations of the OTS. The Association's OTS assessment for the fiscal year ended September 30, 1996, was $36,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Association and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Association is in compliance with the noted restrictions.

         The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1996, the Association's lending limit under this restriction was $2.6 million. First Federal is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.


Insurance of Accounts and Regulation by the FDIC

         First Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from .23% to .31% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27% with a minimum annual assessment of $2,000. The SAIF rates, however, were not adjusted. As a result of these revisions, BIF members will generally pay lower premiums.

         On September 30, 1996, federal legislation was enacted that requires the Savings Association Insurance Fund ("SAIF") to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. This SAIF assessment, which is to be paid to the FDIC by November 27, 1996, is approximately $645,000 and has been accrued by the First Federal at September 30, 1996.

         As a result of the SAIF recapitalization, the FDIC has proposed to amend its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective October 1, 1996 through December 31, 1996, the FDIC has proposed that the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation (FICO) obligation, such as the Bank, be reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The Bank currently qualifies for the minimum SAIF insurance premium of 23 basis points. The FDIC has also proposed to further reduce the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. Management cannot predict whether or in what form the FDIC's final regulation may be promulgated.

Regulatory Capital Requirements

         Federally insured savings associations, such as First Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with this requirement. At September 30, 1996, the Association had intangible assets consisting of Deferred Tax Assets of $130,825.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The Association currently has no subsidiaries.

         At September 30, 1996, the Association had tangible capital of $17.5 million, or 15.3% of adjusted total assets, which is approximately $15.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1996, the Association had intangible assets of $130,825.

         At September 30, 1996, the Association had core capital equal to $17.5 million, or 15.3% of adjusted total assets, which is $14.0 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1996, the Association had no capital instruments that qualify as supplementary capital and $289,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at September 30, 1996.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On September 30, 1996, First Federal had total risk based capital of $17.8 million (including $17.5 million in core capital and no qualifying supplementary capital) and risk-weighted assets of $40.1 million (including no converted off-balance sheet assets); or total risk based capital of 44.2% of risk-weighted assets. This amount was $14.5 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

         As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on First Federal may have a substantial adverse effect on the Association's operations and profitability and the value of the common stock purchased in the Conversion. Company stockholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company by existing stockholders of those persons purchasing shares in the Conversion.

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

          Generally, savings associations, such as First Federal, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. First Federal may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity

         All savings associations, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what First Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At September 30, 1996, the Association was in compliance with both requirements, with an overall liquid asset ratio of 47.6% and a short-term liquid assets ratio of 5.7%.

Accounting

         An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Association is in compliance with these amended rules.

         OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test

         All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At September 30, 1996, the Association met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "--Holding Company Regulation."

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by First Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in August 1995 and received a rating of "Outstanding."

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Association include the Company and any company which is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. First Federal's Subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation

         The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the holding company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than First Federal or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If the Association fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

         The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1996, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         First Federal is a member of the FHLB of Dallas, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, First Federal is required to purchase and maintain stock in the FHLB of Dallas. At September 30, 1996, First Federal had $949,000 in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 4.77% and were 6.00% for fiscal year 1996.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Federal's FHLB stock may result in a corresponding reduction in First Federal's capital.

         For the fiscal year ended September 30, 1996, dividends paid by the FHLB of Dallas to First Federal totalled $55,000, which constitute a $1,000 increase over the amount of dividends received in fiscal year 1995. The $14,000 dividend received for the quarter ended September 30, 1996 reflects an annualized rate of 5.89%, or 11 basis points below the rate for fiscal 1996.

Federal and State Taxation

         Savings associations such as the Association that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election). Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

         If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four year period. No representation can be made as to whether First Federal will meet the 60% test for subsequent taxable years.

         Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. For the year ended September 30, 1996, the Association was precluded from using the percentage bad debt deduction. Under the percentage of taxable income method, the maximum allowable addition to the Association's reserve under qualifying real property loans was limited to $122,641, or 8% of taxable income. However, this amount was not available to be used as an addition to the reserve since the balance in the reserve before the current year addition $2.80 million was greater than the Association's base year reserve amount $2.78 million. Further, even if the percentage of taxable income method had been available, the addition to the reserve was further limited by the fact that the Association's surplus and reserves at October 1, 1995, the beginning of the current tax year, was greater than 12% of withdrawable accounts at September 30, 1996. The 6% and 12% limitations also may limit the Association's ability to use the percentage of taxable income method in the future.

         In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

         In addition to the regular income tax, corporations, including savings associations such as the Association, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Association, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1996, the Association's Excess for tax purposes totalled approximately $2.7 million.

         The Association files federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company intends to file consolidated federal income tax returns with the Bank. Savings associations, such as the Association, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         The Association has been audited by the IRS with respect to federal income tax returns for the tax years through December 31, 1988. With respect to years examined by the IRS, any deficiencies have been satisfied. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

         Change in Accounting for Income Taxes. SFAS No. 109 was issued by the FASB in early 1992 and is required for fiscal years beginning after December 15, 1992. SFAS No. 109 requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates. The Association elected to adopt SFAS No. 109 in fiscal 1993, and has reported the cumulative effect of the change in the method of accounting for income taxes as of October 1, 1992, in the Company's Consolidated Statement of Income.

         Texas Taxation. The State of Texas does not have a corporate income tax, but it does have a corporate franchise tax. Prior to January 1, 1992 savings and loan associations had been exempt from the corporate franchise tax.

         The tax for the year 1996 is the higher of 0.25% of taxable capital (usually the amount of paid in capital plus retained earnings) or 4.5% of "net taxable earned surplus." "Net taxable earned surplus" is net income for federal income tax purposes increased by the compensation of directors and executive officers and decreased by interest on obligations guaranteed by the U.S. government. Net income cannot be reduced by net operating loss carryforwards from years prior to 1991, and operating loss carryovers are limited to five years.

         Delaware Taxation. As a Delaware Company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Competition

         The Company faces strong competition, both in originating loans and in attracting deposits. Competition in originating loans comes primarily from other commercial banks, savings associations, credit unions and mortgage bankers making loans secured by real estate located in the Company's market area. The Company competes for loans principally on the basis of the quality of services it provides to borrowers, interest rates and loan fees it charges, and the types of loans it originates.

         The Company attracts all of its deposits through its retail banking offices, primarily from the communities it serves. Therefore, competition for those deposits is principally from other commercial banks, savings associations and brokerage houses located in the same communities. The Company competes for these deposits by offering deposit accounts at competitive rates and convenient business hours.

         The Company's primary market area covers Smith County, Texas. There are 14 commercial banks, one savings association and 13 credit unions which compete for deposits and loans in the Company's primary market area. The Company estimates its share of the residential mortgage loan market and savings deposit base to be not more than 15% and 5%, respectively.

Employees

         The Company had 25 full-time employees and two part-time employees as of September 30, 1996, none of whom was represented by a collective bargaining agreement. The Company believes that its relations with its personnel have been good.

Executive Officers Who Are Not Directors

         The following is a description of the Company's and the Association's executive officers who were not also directors as of September 30, 1996.

         Derrell W. Chapman, age 38, is Vice President, Chief Operating Officer and Chief Financial Officer of the Company and the Association. He has held such positions with the Company since its formation and the Association since 1989. Prior to his employment with the Association, Mr. Chapman was Vice President and Controller of Jasper Federal Savings and Loan Association, located in Jasper, Texas.

         Joe C.  Hobson,  age  43,  is  Senior  Vice  President--Lending  of the
Association, a position he has held since 1992. Mr. Hobson has served the Association in various capacities since 1975.

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1996, the Company complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners.

Item 2.       Description of Property

         The Company conducts its business at its main office and a drive-through facility located in Tyler, Texas, a full service branch office located in Whitehouse, Texas and a loan production office located in Tyler. The following table sets forth information relating to each of the Company's properties as of September 30, 1996.

                                                                  Total
                                                   Owned       Approximate
                                    Year            or            Square             Book
Location                          Acquired        Leased         Footage            Value
--------                          --------        ------        ---------           -----
                                                      (In Thousands)
Main Office:
1200 South Beckham
Tyler, Texas                        1962           Owned          10,000           $ 432
Full-Service Branch:
107 Highway 110 North
Whitehouse, Texas                   1984           Owned           2,500             278
Loan Agency:
4550 Kinsey Drive
Tyler, Texas                        1994           Owned           2,200             151


         The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Association and the Company, subject to possible future expansion.

         The Company maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1996 was $50,000.


Item 3.       Legal Proceedings

         The Company is involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's results of operations.

Item 4.        Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise during the quarter ended September 30, 1996.

                                     PART II


Item 5.        Market for Registrant's Common Equity and Related Stockholder
         Matters

         Page 27 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 6.       Management's Discussion and Analysis or Plan of Operation

         Pages 6 through 27 of the Company's 1996 Annual Report to Stockholders are incorporated herein by reference.

Item 7.       Financial Statements

         Pages 29 through 34 of the Company's 1996 Annual Report to Stockholders are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Compliance with Section 16(a)

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Bank's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports are required, during the fiscal year ended September 30, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.      Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 22 , 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.      Security Ownership of Certain Beneficial Owners and
         Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.      Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.      Exhibits and Reports on Form 8-K

(a)      Exhibits

                                                                          Reference to
                                                                          Prior Filing
                                                                           or Exhibit
  Regulation                                                                 Number
 S-B Exhibit                                                                Attached
    Number                            Document                               Hereto
    ------                            --------                               ------
      2              Plan of acquisition, reorganization, arrangement,       None
                     liquidation or succession

      3(a)           Articles of Incorporation                                 *


      3(b)           By-Laws                                                   *

      4              Instruments defining the rights of security               *
                     holders, including debentures

      9              Voting Trust Agreement                                  None

     10              Material contracts                                        *

     11              Statement re:  computation of per share earnings          11

     12              Statement re:  computation of ratios                 Not required

     13              Annual Report to Security Holders                         13

     16              Letter re:  change in certifying accountants            None

     18              Letter re:  change in accounting principles             None

     21              Subsidiaries of Registrant                                21

     22              Published report regarding matters submitted            None
                     to vote of security holders

     23              Consents of Experts and Counsel                           23

     24              Power of Attorney                                    Not required

     99              Additional Exhibits                                     None
---------------------
     * Filed as exhibits to the Company's Form S-1 registration  statement (File
No. 33-83758) filed on September 6, 1994 pursuant to Section 5 of the Securities
Act of 1933.  All of such  previously  filed  documents are hereby  incorporated herein by reference in accordance with Item 601 of Regulation S-B.

(b)      Reports on Form 8-K

         There was one report on Form 8-K filed during the quarter ended September 30, 1996 regarding the following matters:

1.       a)    Report dated August 1, 1996.
         b)    Item 5 - Reporting the issuance of a press release announcing the earnings for the quarter ended June 30, 1996.
         c)    No financial statements were filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 EAST TEXAS FINANCIAL
                                                 SERVICES, INC.


Date:    December 30, 1996                      By: /s/Gerald W. Free
                                                -----------------
                                                Gerald W. Free, President, Chief
                                                Executive Officer and Director
                                                (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/Gerald W. Free                                /s/Jack W. Flock
-----------------                                -----------------
Gerald W. Free, President, Chief                 Jack W. Flock, Chairman
 Executive Officer and Director                   of the Board
 (Principal Executive Officer)

Date:  December 30, 1996                         Date:  December 30, 1996

/s/Derrell W. Chapman                            /s/M. Earl Davis
---------------------                            -----------------
Derrell W. Chapman, Vice President,              M. Earl Davis, Director
 Chief Operating Officer and Chief
 Financial Officer (Principal Financial
 and Accounting Officer)

Date:  December 30, 1996                         Date:  December 30, 1996


/s/James W. Fair                                 /s/Charles R. Halstead
----------------                                 ----------------------
James W. Fair, Director                          Charles R. Halstead, Director

Date:  December 30, 1996                         Date:  December 30, 1996


/s/L. Lee Kidd                                   /s/H. H. Richardson, Jr.
--------------                                   ------------------------
L. Lee Kidd, Director                            H. H. Richardson, Jr., Director

Date:  December 30, 1996                         Date:  December 30, 1996


/s/Jim M. Vaughn, M.D.
----------------------
Jim M. Vaughn, M.D.

Date:  December 30, 1996