Form 10QSB
period 1996-12-31
EAST TEXAS FINANCIAL SERVICES INC
filed 1997-02-14
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the period ended December 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _______ to _______.


                         Commission file number 0-24848


                       East Texas Financial Services, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                         75-2559089
(State or other jurisdiction of                        (I.R.S. employer
incorporation or organization                        identification number)

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

         The number of shares of the registrant's common stock ($.01 par value) outstanding as of December 31, 1996, was 1,079,285.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                DECEMBER 31, 1996



                                      INDEX



Part I - Financial Information

     Item  1.  Financial Statements

         Consolidated Statements of Financial Condition, December 31, 1996 (Unaudited) and September 30, 1996

         Consolidated Statements of Income, (Unaudited) three months ended December 31, 1996, and December 31, 1995

         Consolidated Statement of Changes in Stockholders' Equity, (Unaudited) three months ended December 31, 1996

         Consolidated Statements of Cash Flows, (Unaudited) three months ended December 31, 1996, and December 31, 1995

         Notes to (Unaudited)  Consolidated  Financial Statements,  December 31,
         1996

     Item   2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations


Part II - Other Information

     Item   1. Legal Proceedings

     Item   2. Changes In Securities

     Item   3. Defaults Upon Senior Securities

     Item   4. Submission of Matters To a  Vote  of Security Holders

     Item   5. Other Information

     Item   6. Exhibits and Reports on Form 8-K

Signature Page

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                DECEMBER 31, 1996



PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

East Texas Financial Services, Inc. (the "Company") was formed in September of 1994 for the purpose of acquiring all of the common stock of First Federal Savings and Loan Association of Tyler (the "Association"), concurrent with its conversion from the mutual to stock form of ownership. The Company completed its initial public stock offering of 1,215,190 shares of $.01 par value common stock on January 10, 1995. The Company utilized approximately one half of the net stock sale proceeds to acquired all of the common stock issued by the Association. For additional discussion of the Company's formation and intended operations, see the Form S-1 Registration Statement (No. 33-83758) filed with the Securities and Exchange Commission and the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1996, also filed with the Commission.

The financial statements presented in this Form 10-QSB reflect the consolidated financial condition and results of operations of the Company and its wholly owned subsidiary, First Federal Savings and Loan Association of Tyler.

                            EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDIITON

                                                           December 31,      September 30,
                                                              1996               1996
                                                        -------------      -------------
                                                          (Unaudited)
    ASSETS
Cash and due from banks ...........................     $     511,931      $     704,615
Interest-bearing deposits with banks ..............         3,540,032          4,995,032
Interest earning time deposits with financial
institutions ......................................         1,565,573          1,663,573
Federal funds sold ................................         2,554,364            480,285
Investment securities held-to-maturity
     (estimated market value of $28,147,500 at
     December 31, 1996, and
     $30,114,685 at September 30, 1996) ...........        28,111,400         30,138,744
Mortgage-backed securities held-to-maturity
     (estimated market value of $23,789,397
     at December 31, 1996, and
      $25,383,579 at September 30, 1996) ..........        23,310,954         24,948,793
Loans receivable, net of allowance for credit
     losses of $267,256 at December 31, 1996, and
      $289,120 at September 30, 1996 ..............        50,289,866         47,925,067
Accrued interest receivable .......................           989,982            930,657
Federal Home Loan Bank stock, at cost .............           962,400            948,500
Premises and equipment ............................           953,309            970,184
Foreclosed real estate, net of allowances of $-0- .           118,868                  0
Deferred income taxes .............................           126,258            130,825
Mortgage servicing rights .........................           127,999            119,845
Other assets ......................................           272,091            416,816
                                                        -------------      -------------

         Total Assets .............................     $ 113,435,027      $ 114,372,936
                                                        =============      =============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Demand deposits ..............................     $   3,381,715      $   2,889,861
     Savings and NOW deposits .....................        10,960,580         11,099,604
     Other time deposits ..........................        77,516,758         77,671,666
                                                        -------------      -------------
         Total deposits ...........................        91,859,053         91,661,131

     Advances from borrowers for taxes and
     insurance ....................................           148,434            917,222
     Federal income taxes
           Current ................................           105,898              5,044
           Deferred ...............................                 0                  0
     Accrued expenses and other liabilities .......           232,668            858,926
                                                        -------------      -------------

         Total Liabilities ........................        92,346,053         93,442,323
                                                        -------------      -------------


                            EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDIITON
                                      (continued)

                                                           December 31,      September 30,
                                                              1996               1996
                                                        -------------      -------------
                                                          (Unaudited)
Stockholders' equity:
     Preferred stock, $0.01 par value, 500,000
     shares authorized, none outstanding
     Common stock, $.01 par value, 5,500,000 shares
     authorized, 1,256,387 shares isued............            12,564             12,564
     Additional paid-in capital ...................        12,112,516         12,112,516
     Deferred compensation - RRP shares ...........          (417,034)          (446,129)
     Unearned employee stock ownership plan shares           (763,205)          (763,206)
     Retained earnings (substantially restricted)..        12,941,146         12,811,881
     Treasury stock, 177,102 shares at cost .......        (2,797,013)        (2,797,013)
                                                        -------------      -------------

         Total stockholders' equity ...............        21,088,974         20,930,613
                                                        -------------      -------------
         Total liabilities and stockholders'
         equity ...................................     $ 113,435,027      $ 114,372,936
                                                        =============      =============


The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months
                                                            Ended December 31,
                                                              (Unaudited)
                                                          1996           1995
                                                       ----------     ----------
INTEREST INCOME Loans receivable:
        First mortgage loans .....................     $  967,638     $  865,408
        Consumer and other loans .................         20,527         19,159
   Investment securities .........................        570,919        628,274
   Mortgage-backed securities ....................        421,434        561,846
                                                       ----------     ----------

          Total interest income ..................      1,980,518      2,074,687
                                                       ----------     ----------

INTEREST EXPENSE
   Deposits ......................................      1,109,672      1,142,864
                                                       ----------     ----------

          Total interest expense .................      1,109,672      1,142,864
                                                       ----------     ----------

          Net interest income before provision
            for loan losses ......................        870,846        931,823

   Provision for loan losses .....................          5,000              0
                                                       ----------     ----------

          Net interest income after provision
            for loan losses ......................        865,846        931,823
                                                       ----------     ----------

NONINTEREST INCOME
   Gain (loss) on sales of interest-earning assets         13,079         27,750
   Loan origination and commitment fees ..........         17,219          9,431
   Loan servicing fees ...........................         31,686         30,611
   Other .........................................         15,430         21,714
                                                       ----------     ----------

          Total noninterest income ...............         77,414         89,506
                                                       ----------     ----------
NONINTEREST EXPENSE
   Compensation and benefits .....................        427,655        401,983
   Occupancy and equipment .......................         33,864         39,063
   SAIF deposit insurance premium ................         48,051         57,039
   (Gain) loss on foreclosed real estate .........             58          3,084
   Other .........................................        139,937        139,643
                                                       ----------     ----------

          Total noninterest expense ..............        649,565        640,812
                                                       ----------     ----------

                       EAST TEXAS FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (continued)

                                                               Three Months
                                                            Ended December 31,
                                                              (Unaudited)
                                                          1996           1995
                                                       ----------     ----------
Income (loss) before provision for income taxes ..        293,695        380,517

Income tax expense (benefit) .....................        110,465        138,190
                                                       ----------     ----------

NET INCOME (LOSS) ................................     $  183,230     $  242,327
                                                       ==========     ==========

Earnings per common share ........................     $     0.18     $     0.21





The accompanying notes are an integral part of the consolidated financial statements.

                                             EAST TEXAS FINANCIAL SERVICES, INC.
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (UNAUDITED)





THREE MONTHS ENDED
December 31, 1996
                                   Common
                                 Stock and        Unearned       Unallocated                                      Total
                                  Paid in          RRP             ESOP          Retained       Treasury      Stockholders'
                                  Capital         Shares          Shares         Earnings        Stock           Equity
                                  -------         ------          ------         --------        -----           ------
Balance October 1, 1996 .....   $ 12,125,080   $   (446,129)   $   (763,206)   $ 12,811,881    $ (2,797,013)   $ 20,930,613

Deferred compensation
     amortization ...........           --           29,095            --              --              --            29,095

Payment of cash dividends ...           --             --              --           (52,317)           --           (52,317)

Accrued dividends - RRP stock           --             --              --            (1,647)           --            (1,647)

Net income for the three
     months ended
     December 31, 1996 ......           --             --              --           183,230            --           183,230

Balance December 31, 1996 ...   $ 12,125,080   $   (417,034)   $   (763,206)   $ 12,941,147    $ (2,797,013)   $ 21,088,974
                                ============   ============    ============    ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                             EAST TEXAS FINANCIAL SERVICES, INC.
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Unaudited)


                                                                  For The Three Months Ended
                                                                          December 31,
                                                                     1996             1995
                                                                -----------      -----------
Cash flows from operating activities:
  Net income ..............................................     $   183,230      $   242,327
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of deferred loan origination fees ......             (69)          (2,295)
      Amortization of premiums and discounts on investment
        securities, mortgage-backed securities, and loans .          34,002           52,209
      Amortization of deferred compensation ...............          29,095           29,096
      Compensation charge related to release of ESOP shares          28,994           22,834
      Depreciation ........................................          16,875           18,396
      Deferred income taxes ...............................           4,567          (21,463)
      Stock dividends on FHLB stock .......................         (13,900)         (14,500)
      Net (gain) loss on sale of:
        Securities held to maturity .......................               0                0
        Foreclosed real estate ............................               0                0
        Net loss on disposal of fixed assets ..............               0                0
        Other Assets ......................................               0                0
        Loans .............................................          (4,925)          (7,593)
        Loans held for sale ...............................               0                0
      Proceeds from loan sales ............................       1,184,950        1,798,118
      Originations of loans held for sale .................               0                0
      (Increase) decrease in:
        Accrued interest receivable .......................         (59,325)        (143,324)
        Other assets ......................................         136,571           94,953
        Accrued loan loss reserve .........................           5,000                0
      Increase (decrease) in:
        Federal income tax payable ........................         100,854          144,233
        Accrued expenses and other liabilities ............        (655,252)          (5,885)
      Capitalized interest on time deposits ...............               0           (1,573)
                                                                -----------      -----------

Net cash provided (used) by operating activities ..........         990,667        2,205,533
                                                                -----------      -----------

The accompanying notes are an integral part of the consolidated financial statements.

                                 EAST TEXAS FINANCIAL SERVICES, INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (Unaudited)


                                                                       For the Three Months Ended
                                                                               December 31,
                                                                          1996             1995
                                                                      -----------      -----------
Cash flows from investing activities:
  Purchases of interest earning time deposits ...................     $         0      $  (681,000)
  Net decrease (increase) in fed funds sold .....................      (2,074,079)      (2,208,263)
  Purchases of obligations - U.S. Govt. and agencies
      held-to-maturity ..........................................        (997,578)      (6,629,673)
  Proceeds from maturity of time deposits .......................          98,000                0
  Proceeds from sale of securities held -to-maturity ............               0                0
  Proceeds from maturity of securities held-to-maturity .........               0                0
  Proceeds from maturities of obligations - U.S. Govt. and
      agencies held-to-maturity .................................       3,000,000        5,000,000
  Purchases of mortgage-backed securities
      held-to-maturity...........................................               0                0
  Principal payments on mortgage-backed securities
      held-to-maturity ..........................................       1,628,759        2,478,833
  Net originations and principal collections on loans ...........      (3,721,670)      (2,112,698)
  Acquisition cost related to foreclosed real estate ............          (5,252)               0
  Proceeds from sale of foreclosed real estate ..................          58,300                0
  Expenditures for premises and equipment .......................               0                0
                                                                      -----------      -----------

Net cash provided (used) by investing activities ................      (2,013,520)      (4,152,801)
                                                                      -----------      -----------

Cash flows from financing activities:
   Net increase (decrease) in:
   Non-interest bearing deposits, savings, and NOW accounts .....         352,830        1,422,904
   Time deposits ................................................        (154,908)        (111,361)
   Advances from borrowers for taxes and insurance ..............        (768,788)        (761,070)
Dividends paid to stockholders ..................................         (53,965)               0
Purchase of treasury stock ......................................               0       (1,030,774)
                                                                      -----------      -----------

Net cash provided (used) by financing activities ................        (624,831)        (480,301)
                                                                      -----------      -----------

Net increase (decrease) in cash and cash equivalents ............      (1,647,684)      (2,427,569)

Cash and cash equivalents at beginning of the period ............       5,699,647        6,239,836
                                                                      -----------      -----------

Cash and cash equivalents at end of the period ..................     $ 4,051,963      $ 3,812,267
                                                                      ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                 EAST TEXAS FINANCIAL SERVICES, INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (Unaudited)


                                                                       For the Three Months Ended
                                                                               December 31,
                                                                          1996             1995
                                                                      -----------      -----------
Supplemental disclosure:
Cash paid for:
  Interest on deposits ..........................................     $   559,672      $   654,929
  Income taxes ..................................................     $     5,157      $    38,692

Transfers from loans to real estate
  acquired through foreclosures .................................     $   197,595      $         0

Loan losses charged to valuation allowance ......................     $     1,185      $         0





The accompanying notes are an integral part of the financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996




NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information not misleading. However, these financial statements should be read in conjunction with the financial statement and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996. The financial data and results of operations for interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 2 - EARNINGS PER SHARE

For purposes of calculating earnings per common share and as prescribed by the American Instituted of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employers' Accounting For Employees Stock Ownership Plans, the weighted average number of shares outstanding, excluding unallocated Employee Stock Ownership Plan ("ESOP") shares, was used. For the three months ended December 31, 1996, the weighted average number of shares outstanding for earnings per share calculation purposes was 1,002,964. (See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three month period ended December 31, 1996.)

NOTE 3 - SECURITIES

The amortized cost and estimated market values of investment securities held-to-maturity as of December 31, 1996, are as follows:

                                                         Gross          Gross         Estimated
                                       Amortized      Unrealized      Unrealized        Market
                                         Cost            Gains         Losses           Value
                                     -----------     -----------     -----------     -----------
Debt securities:
      U. S. Treasury ...........     $ 1,998,813     $     6,657     $         0     $ 2,005,470

      U. S. government agency ..      26,112,587         104,259          74,816      26,142,030
                                     -----------     -----------     -----------     -----------

           Total debt securities     $28,111,400     $   110,916     $    74,816     $28,147,500
                                     -----------     -----------     -----------     -----------

The amortized cost and estimated market values of investment securities held-to-maturity as of December 31, 1996, by contractual maturity are shown below:

                                                                       Estimated
                                                      Amortized         Market
                                                        Cost             Value
                                                    -----------      -----------
Due in one year or less ......................      $14,019,385      $14,068,925

Due after one year through two  years ........        8,520,430        8,542,085

Due after two years through three years ......        4,567,321        4,543,830


Due after three years through five years .....        1,004,264          992,660
                                                    -----------      -----------

        Total debt securities ................      $28,111,400      $28,147,500
                                                    -----------      -----------

As of December 31, 1996, the weighted average yield on the Company's investment security portfolio was approximately 6.24% while the Company's overall investment portfolio, including securities held-to-maturity, overnight deposits and interest earning time deposits with other financial institutions was approximately 6.08%.

The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of December 31, 1996, by issuer are as follows:

                                                                            Estimated
           Principal     Unamortized       Unearned         Carrying          Market
            Balance        Premiums        Discounts          Value           Value
          -----------     -----------     -----------     -----------     -----------
FHLMC     $19,073,587     $   102,597     $    49,899     $19,126,285     $19,474,191

FNMA        4,155,573          29,096               0       4,184,669       4,315,206
          -----------     -----------     -----------     -----------     -----------

          $23,229,160     $   131,693     $    49,899     $23,310,954     $23,789,397
          -----------     -----------     -----------     -----------     -----------

The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of December 31, 1996, by type of security are as follows:

                                                                                     Estimated
                      Principal       Unamortized      Unearned       Carrying         Market
                       Balance         Premiums       Discounts         Value          Value
                    -----------     -----------     -----------     -----------     -----------
Fixed Rate ....     $ 5,509,757     $         0     $    34,575     $ 5,475,182     $ 5,440,030

Adjustable Rate      17,719,403         131,693          15,324      17,835,772      18,349,367
                    -----------     -----------     -----------     -----------     -----------

                    $23,229,160     $   131,693     $    49,899     $23,310,954     $23,789,397
                    -----------     -----------     -----------     -----------     -----------

Unrealized  gains  and  losses  on   mortgage-backed   and  related   securities
held-to-maturity as of December 31, 1996, are as follows:

                 Fixed Rate             Adjustable Rate               Total
                Unrealized                 Unrealized               Unrealized
            Gains       Losses        Gains       Losses       Gains         Losses
          --------     --------     --------     --------     --------     --------
FHLMC     $ 13,565     $ 48,717     $383,058     $      0     $396,623     $ 48,717

FNMA             0            0      130,537            0      130,537            0
          --------     --------     --------     --------     --------     --------

          $ 13,565     $ 48,717     $513,595     $      0     $527,160     $ 48,717
          --------     --------     --------     --------     --------     --------

The overall yield on the Company's mortgage-backed securities portfolio as of December 31, 1996, was approximately 7.25%.


NOTE 4 - CURRENT ACCOUNTING ISSUES

SFAS NO. 123 In October 1995 the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation which established a fair value based method of accounting for stock-based compensation plans. It encourages entities to adopt that method in place of the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. It permits entities to continue to use the intrinsic value method included in APB No. 25, but regardless of the method used to account for the compensation cost associated with stock option and similar plans, it requires employers to show significant expanded disclosures, including the pro forma amount of net income (and earnings per share) as if the fair value-based method were used to account for stock-based compensation.

Beginning October 1, 1996, the effective date for the Statement, the Company elected to continue using the accounting and disclosure methods prescribed by APB No. 25 for its current plan and to continue using the accounting methods prescribed by APB No. 25 but disclose in the footnotes information on a fair value basis for any future stock-based compensation plans.

SFAS NO. 125 Statement of Financial Accounting Standards No. 125, Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and for the extinguishment of financial liabilities. It is based on the consistent application of the financial-components approach. The Statement requires the recognition of financial assets and servicing assets that are controlled by an entity, the derecognition of financial assets and servicing assets where control is surrendered, and the derecognition of liabilities when they are extinguished. The Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occuring after December 31, 1996, and shall be applied prospectively. The Company adopted the Statement as required.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                DECEMBER 31, 1996





Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The principle business of the Company is that of a community-oriented financial institution attracting deposits from the general public and using such deposits to originate one- to four-family residential loans and, to a lesser extent, commercial real estate, one- to four-family construction, multi-family and consumer loans. These funds have also been used to purchase mortgage-backed securities, U. S. government and agency obligations and other permissible securities. The ability of the Company to attract deposits is influenced by a number of factors, including interest rates paid on competing investments, account maturities and levels of personal income and savings. The Company's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which is in turn affected by the interest rates at which such loans are made, general economic conditions affecting loan demand, the availability of funds for lending activities, economic conditions and changes in real estate values.

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

FINANCIAL CONDITION

The Company's total assets were $113.4 million at December 31, 1996, compared to $114.4 million at September 30, 1996, a $938,000 or .82% decrease. A $3.7 million decrease in held-to-maturity investment and mortgage-backed securities accounted for most of the decrease in total assets. Partially offsetting the decrease was a $328,000 increase in cash due from banks and federal funds sold, as well as a $2.4 million increase in loans receivable as the Company continued to originate loans to be placed into the loan portfolio.

Total liabilities decreased by $1.1 million to $92.3 million at December 31, 1996, compared to $93.4 million at September 30, 1996. The decrease was attributable to a $769,000 decrease in advances from mortgage borrowers for taxes and insurance as year end taxes were paid on behalf of borrowers and a $626,000 decrease in accrued expenses as the Association paid its portion of the one-time "SAIF" special assessment that was accrued at September 30, 1996.

Stockholders' equity increased by $158,000 to $21.1 million at December 31, 1996, compared to $20.9 million at September 30, 1996, primarily as a result of the net income for the quarter.

Cash and due from banks totaled $512,000 at December 31, 1996, compared to $705,000 at September 30, 1996. Vault cash, teller cash funds, and clearing accounts with correspondent banks comprised the balances in this item. Balances in this item fluctuate as loan payments and deposits are received from customers as well as with maturities of investment securities and disbursement of loan proceeds, deposits withdrawals, and payment of operating expenses.

Interest-earning deposits with banks totaled $3.5 million at December 31, 1996, compared to $5.0 million at September 30, 1996. The balance consists primarily of overnight deposits with the Federal Home Loan Bank of Dallas and the balance varies daily with the Association's cash flow needs. Federal funds sold, which is a sweep account arrangement with the Association's correspondent bank, was $2.6 million at quarter end compared to $480,000 at September 30, 1996. The increase was a result of the Association placing funds with its correspondent bank to cover checks written to pay year end property taxes on its mortgage loan servicing portfolio.

Investment securities held-to-maturity totaled $28.1 million at December 31, 1996, compared to $30.1 million at September 30, 1996. The portfolio is comprised of 25 fixed rate and term U. S. Treasury and agency securities with staggered maturities over the next four years. Approximately $14.0 million or twelve securities will mature over the next twelve months. Balances in the portfolio are determined by the Association's cash flow needs and will vary over time. Subsequent to December 31, 1996, the Association purchased two additional securities totaling approximately $2.5 million. At December 31, 1996, the portfolio contained $14.0 million in securities with final maturities of one year or less, $ 8.5 million with final maturities of one through two years, $4.6 million with final maturities of two through three years and $1.0 million with final maturities of three through five years. At December 31, 1996, the yield on the portfolio was approximately 6.24%.

The Company's mortgage-backed securities portfolio totaled $23.3 million at December 31, 1996, down $1.6 million from $24.9 million at September 30, 1996. The decrease resulted from principal payments received on the mortgage-backed securities portfolio during the quarter. At December 31, 1996, the portfolio was comprised of $5.5 million of fixed rate and term securities with final maturities of five years or less. The balance of $17.8 million was in adjustable rate securities with interest rate adjustment frequencies of either six months or one year. The weighted average yield on the portfolion was 7.25 % at December 31, 1996.

Loans receivable increased $2.4 million, an annualized growth rate of approximately 20%, to $50.3 million at December 31, 1996, from $47.9 million at September 30, 1996. The growth in the loan portfolio is attributable to the Company's pricing of its fifteen year fixed rate loan product. Over the past several quarters, the Company has priced its fifteen year fixed term and rate mortgage loans at competitive levels in Tyler in an effort to generate additional lending activity. At December 31, 1996, the fifteen year fixed rate and term portfolio equaled $20.0 million, compared to $18.1 million at September 30, 1996, an increase of $1.9 million or approximately 42% on an annualized basis. For the quarter ended December 31, 1996, the Company reported total loan originations of $ 5.4 million, compared to $4.5 million for the quarter ended December 31, 1995.

The Company reported foreclosed real estate of $119,000 at December 31, 1996, compared to none at September 30, 1996. The increase was due to the foreclosure during the quarter of a loan securing four single-family homes. Two of the houses were sold to a bidder at the foreclosure sale and the two remaining houses were purchased by the Company and recorded at their book value. The properties, located in Houston, Texas, will be listed for sale. (See - "Asset Quality".)

Subsequent to December 31, 1996, the Company foreclosed on two additional single-family homes located in Tyler, Texas. The properties were recorded at a combined amount of $212,000, their book value. The properties will be made ready and listed for sale.

Total deposits were $91.9 million at December 31, 1996, compared to $91.7 million at September 30, 1996. The Association's average funds cost was 4.87% at December 31, 1996, up 8 basis point from the 4.79 % at September 30, 1996.

Advances from borrowers for taxes and insurance decreased $769,000 to $148,000 at December 31, 1996, compared to $917,000 at September 30, 1996. The decrease was a result of year end tax payments on the Association's mortgage loan servicing portfolio.

Stockholders' equity totaled $21.1 million at December 31, 1996, up $158,000 from the $20.9 million reported at September 30, 1996. The increase was attributable to the $183,000 net income for the quarter plus a $29,000 increase in deferred compensation - RRP shares, resulting from the continuing amortization of the cost of the shares, less a $54,000 cash dividend declared and paid during the quarter.

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

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1996
         AND DECEMBER 31, 1995

General. Net income for the three months ended December 31, 1996, was $183,000 or $.18 per share, compared to $242,000 or $.21 per share for the quarter ended December 31, 1995, a $59,000 or 24.4% decrease. The decrease in net income was attributable to a $66,000 decline in net interest income after provision for loan losses, a $12,000 decline in non-interest income and a $9,000 increase in non-interest expense, all of which were partially offset by a $28,000 decrease in income tax expense.

Net Interest Income. For the three months ended December 31, 1996, net interest income after provision for loan losses totaled $866,000, down $66,000 or 7.1% from the $932,000 reported for the quarter ended December 31, 1995. A $94,000 decline in total interest income and a $5,000 increase in provision for loan losses, which were partially offset by a $33,000 decrease in interest expense, accounted for the decrease in net interest income.

Interest on loans receivable totaled $988,000 for the quarter ended December 31, 1996, compared to $885,000 for the quarter ended December 31, 1995. The Company's continued emphasis on portfolio lending accounted for the increase in interest income on loans receivable. For the quarter, the Company originated $5.4 million in mortgage loans. Only $1.2 million were sold into the secondary market, while the remainder were placed into the loan portfolio. As a result, and net of principle payments, loans receivable increased to $50.3 million at December 31, 1996, compared to $47.9 million at September 30, 1996, and $42.1 million at December 31, 1995.

Interest income from the Company's mortgage backed securities portfolio declined to $421,000 for the quarter ended December 31, 1996, compared to $562,000 for the same period in 1995, a $140,000 or 25.0% decline. Borrowers of the predominately adjustable rate loans underlying the securities continued to refinance their mortgages to fixed rate and term loans during the year. The Company redirected the resulting cash flow into its portfolio lending operation and the result was a decrease in the mortgage-backed securities portfolio from $31.2 million at December 31, 1995, to $23.3 million at December 31, 1996. The decline in balances outstanding, despite an increase in the overall yield of the portfolio from 7.03% at December 31, 1995, to 7.25% at December 31, 1996, accounted for the significant decline in interest income on the portfolio.

Interest income from the investment securities and overnight funds portfolio totaled $571,000 for the three months ended December 31, 1996, compared to $628,000 for the same period in 1995, a $57,000 or 9.1% decrease. The decrease resulted from a $1.9 million decline in the average balance outstanding in the portfolio for the quarter ended December 31, 1996, compared to the same quarter in 1995. In addition, the average yield on the portfolio declined to 6.08% at December 31, 1996, from 6.23% at December 31, 1995, as maturing investment securities were reinvested in lower interest rates.

Interest paid to depositors totaled $1.1 million for the quarter ended December 31, 1996, a $33,000 decrease from the $1.1 million for the same quarter in 1995. Despite the fact that average deposit balances outstanding for the quarter ended December 31, 1996, decreased $1.4 million to $91.8 million from the $93.1 million for the quarter ended December 31, 1995, an increase in the Company's average funds cost to 4.87% at December 31, 1996, from 4.70% at December 31, 1995, accounted for the minimal change in interest expense. The increase in the average funds cost resulted as the Company continued to pay competitive deposit rates on renewing certificate of deposit accounts throughout 1996.

Provision for Loan Losses. The Company recorded $5,000 in provision for loan losses during the quarter ended December 31, 1996, compared to none in the quarter ended December 31, 1995. Management, in recognition of the continued increase in loans receivable outstanding, made the decision to increase the balance in the allowance for loss account. It is management's intention to periodically add to the allowance for loan loss account as the loan portfolio increases and is not indicative of management's assessment of the quality of the loan portfolio, which is still considered as strong. (see "Asset Quality".)

Non-Interest Income. Non-interest income decreased to $77,000 for the quarter ended December 31, 1996, from $90,000 for the quarter ended December 31, 1995, a $12,000 or 13.5% decrease. The decrease was primarily attributable to a $15,000 decrease in gains on sales of interest-earning assets. As more loans were placed into portfolio than sold, the Company recorded fewer gains on the sale of loans under the accounting requirements of Statements of Financial Accounting Standards ("SFAS") No. 122, Accounting For Mortgage Servicing Rights - An
Amendment of FASB Statement No. 65. Loan origination and commitment fees increased to $17,000 for the quarter, compared to $9,000 for the same quarter in 1995, as the Company continued to emphasize its portfolio lending.

Non-Interest Expense. Total non-interest expense increased to $650,000 for the three months ended December 31, 1996, from $641,000 for the quarter ended December 31, 1995. The increase was primarily the result of a $26,000 increase in compensation and benefits expense as a result of a year-end bonus paid to employees during the quarter ended December 31, 1996. The increase in compensation and benefits was partially offset by a $9,000 reduction in SAIF deposit insurance premiums. The Company had accrued, at September 30, 1996, $645,000 in anticipation of the special assessment levied against all SAIF insured thrifts and designed to recapitalize the SAIF. The company's actual assessment was $639,000 and was paid in the quarter ended December 31, 1996. The difference in the amount accrued and actually paid accounted for most of the change in SAIF insurance premiums.

Provision For Income Taxes. The Company incurred federal income tax expense of $110,000 or 37.6% of pre-tax income for the three months ended December 31, 1996, compared to $138,000 or 36.3% of pre-tax income for the same period in 1995. The decrease was attributable to a decline in pre-tax income from $381,000 for the quarter ended December 31, 1995, to $294,000 for the quarter ended December 31, 1996.

ASSET QUALITY

At December 31, 1996, the Company's  non-performing  assets totaled  $499,000 or
 .44% of total assets, compared to $450,000 or .39% of total assets at September 30, 1996. The increase was attributable to one additional single-family home loan with a balance of $153,000 that reached ninety days delinquent at December 31, 1996. The loan, plus an additional single-family home loan in the amount of $54,000 were foreclosed on subsequent to December 31, 1996. (see "Foreclosed Real Estate".)

At December 31, 1996, non-performing assets was comprised entirely of loans on single-family residences. Non-performing loans equaled .76% of loans receivable at December 31, 1996, compared to .94% at September 30, 1996.

Classified assets totaled $1.0 million or .92% of total assets at December 31, 1996, compared to $999,000 or .87% of total assets at September 30, 1996. Classified assets and non-performing assets differ in that classified assets may include loans less than ninety days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. All classified assets at December 31, 1996, were deemed to be "substandard". No assets were classified as "doubtful" or "loss" as of such date.

The Company's allowance for loan losses totaled $267,000 at December 31, 1996, compared to $289,000 at September 30, 1996, a $22,000 decrease. The decrease resulted from the Company's December 3, 1996, foreclosure of a single loan on four single-family residences located in the Houston, Texas, area. Two of the properties were successfully acquired at the foreclosure sale and are recorded as foreclosed real estate. (see "Foreclosed Real Estate".) The remaining two properties were sold at the foreclosure sale in partial satisfaction of the debt on the properties. The attorney retained by the Association to act as substitute trustee at the foreclosure sale failed to follow the Company's instructions with regards to the two properties. The attorney sold the properties for less than the instructed amount resulting in a loss to the Company at the sale. The attorney acknowledged the error and agreed to file a claim against his professional liability insurance carrier. The loss on the sale, approximately $26,000, was charged against the Company's allowance for loan loss account. Any payment received on the insurance claim will be recorded as a recovery of the loss on the sale and will be credited to the allowance account.

The allowance for loan losses as a percentage of loans receivable equaled .53% at December 31, 1996, compared to .60% at September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The  Company's   principal   sources  of  funds  are  deposits  from  customers,
amortization  and  prepayment  of  loan  principal  (including   mortgage-backed
securities), maturities of securities, sales of loans and operations.

Current Office of Thrift Supervision regulations require the Association to maintain cash and eligible investments (liquid assets), in an amount equal to 5.0% of net withdrawable savings deposits and borrowings payable on demand or within five years or less during the preceding month. Liquid assets include cash, certain time deposits, U. S Government and agency securities having maturities of less than five years. The Association maintains a liquid asset ratio above the minimum required level of the Office of Thrift Supervision. At December 31, 1996, the Association's liquid asset ratio equaled 43.4%.

The Association uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At December 31, 1996, the Association had outstanding commitments to extend credit on $2.8 million of real estate loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $21.1 million at December 31, 1996, an increase of $158,000 from the $20.9 million reported at September 30, 1996. The increase was primarily a result of the $183,000 net income for the quarter partially offset by a cash dividend of $54,000 paid during the quarter.

As of December 31, 1996, the Company's reported book value per share, using total stockholders' equity of $21.1 million (net of the cost of unallocated ESOP shares) and 1,079,285 outstanding shares of common stock (the total issued shares including unallocated ESOP shares less treasury shares), equaled $19.54 per share.

Subsequent to the quarter ended December 31, 1996, the Company announced its intention to pay a cash dividend of $.05 per share on February 26, 1997, to stockholders of record at February 12, 1997.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Congress imposed a three part capital requirement for thrift institutions. At December 31, 1996, the Association's actual and required capital amounts under each of the three requirements were as follows:

- Tangible Capital (stockholders' equity) was $17.7 million or 15.6% of total assets, exceeding the minimum requirement of 1.5% by $16.0 million.

- Core Capital (Tangible capital plus certain intangible assets) was $17.7 million or 15.6% of total assets, exceeding the minimum requirement of 3.0% by $14.3 million.

- Risk-based Capital (Core capital plus general loan and valuation allowances less an adjustment for capitalized mortgage servicing rights) equaled $18.0 million or 44.2% of risk weighted assets, exceeding the minimum requirement of 8.0% of risk weighted assets by $14.7 million.

At December 31, 1996, the Association was considered a "well capitalized" institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                DECEMBER 31, 1996



                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     There are no material legal proceedings to which the Company or the Association is a party or of which any of their property is subject. From time-to-time, the Association is a party to various legal proceedings incident to the conduct of its business.

Item 2.  Changes In Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submissions Of Matters To A Vote Of Security Holders

     On January 22, 1997, the Company's annual stockholders' meeting was held to elect directors and ratify the appointment of independent auditors for the current fiscal year. The following are the voting results of each of these matters submitted to stockholders:

     The election of Jack W. Flock and                 For             1,009,548
     Charles R. Halstead as directors for a three      Against                 0
     year term ending January 2000.                    Abstain                 0
                                                       Broker Non-Votes        0

     Ratification of the appointment of Bryant         For             1,009,548
     and Welborn, LLP, as independent                  Against                 0
     auditors for the fiscal year ending               Abstain                 0
     September 30, 1997.

     The text of the matters referred to in this Item 4 is set forth in the Proxy Statement dated December 23, 1996, previously filed with the Securities and Exchange Commission.

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed herewith:

         Exhibit 3.0 - By-Laws

         Exhibit 10.1 - 1995 Stock Option and Incentive Plan

         Exhibit 10.2 - Recognition and Retention Plan

         Exhibit 11.0 - Computation of Earnings Per Share

         Exhibit 27.0 - Financial Data Schedule

     (b)  Reports on Form 8-K

         During the quarter ended December 31, 1996, the Company filed a report on Form 8-K on October 17, 1996, to report the issuance of a press release dated October 17, 1996, announcing the Company's intention to pay, on November 27, 1996, a cash dividend of $.05 per share for the quarter ended September 30, 1996, to stockholders of record on November 13, 1996.

         During the quarter ended December 31, 1996, the Company filed a report on Form 8-K on November 22, 1996, to report the issuance of a press release dated November 22, 1996, announcing the Company's earnings for the year ended September 30, 1996.

                                                    SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    East Texas Financial Services, Inc.


Date:  February 13, 1997            /s/ Gerald W. Free
                                    ------------------
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  February 13, 1997            /s/  Derrell W. Chapman
                                    -----------------------
                                    Vice President/COO/CFO
                                    (Principal Financial and Accounting Officer)