Form 10QSB
period 1997-03-31
EAST TEXAS FINANCIAL SERVICES INC
filed 1997-05-12
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended March 31, 1997

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

         The number of shares of the registrant's common stock ($.01 par value) outstanding as of March 31, 1997, was 1,079,285.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 MARCH 31, 1997



                                      INDEX


Part I - Financial Information

     Item 1.  Financial Statements

         Consolidated   Statements  of  Financial  Condition,   March  31,  1997
         (Unaudited) and September 30, 1996

         Consolidated Statements of Income, (Unaudited) three months and six months ended March 31, 1997, and March 31, 1996

         Consolidated Statement of Changes in Stockholders' Equity, (Unaudited) six months ended March 31, 1997

         Consolidated Statements of Cash Flows, (Unaudited) six months ended March 31, 1997, and March 31, 1996

         Notes to (Unaudited) Consolidated Financial Statements, March 31, 1997

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

     Item 1.  Legal Proceedings.

     Item 2.  Changes In Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission  of  Matters To a Vote of  Security Holders

     Item 5.  Other Information.

     Item 6.  Exhibits and Reports on Form 8-K.

Signature Page

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 MARCH 31, 1997



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

                                    EAST TEXAS FINANCIAL SERVICES, INC.
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDIITON

    ASSETS                                                           March 31, 1997    September 30, 1996
                                                                     --------------    ------------------
                                                                      (Unaudited)
Cash and due from banks .......................................      $     497,869       $     704,615
Interest-bearing deposits with banks ..........................          7,031,396           4,995,032
Interest earning time deposits with financial
institutions ..................................................          1,663,573           1,663,573
Federal funds sold ............................................            309,230             480,285
Investment securities held-to-maturity (estimated market
     value of $25,992,393 at March 31, 1997, and
     $30,114,685 at September 30, 1996) .......................         26,108,843          30,138,744
Mortgage-backed securities held-to-maturity (estimated market value of $21,283,941at Marh 31, 1997,  and
     $25,383,579 at September 30, 1996) .......................         20,857,307          24,948,793
Loans receivable, net of allowance for credit
losses of $273,659 at March 31, 1997, and $289,120
     at September 30, 1996 ....................................         51,797,970          47,925,067
Accrued interest receivable ...................................            900,672             930,657
Federal Home Loan Bank stock, at cost .........................            976,100             948,500
Premises and equipment ........................................            943,086             970,184
Foreclosed real estate, net of allowances of $-0- .............             76,224                   0
Deferred income taxes .........................................            117,223             130,825
Mortgage servicing rights .....................................            130,327             119,845
Other assets ..................................................            279,570             416,816
                                                                     -------------       -------------

         Total Assets .........................................      $ 111,689,390       $ 114,372,936
                                                                     =============       =============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Demand deposits ..........................................      $   1,686,177       $   2,889,861
     Savings and NOW deposits .................................         10,399,745          11,099,604
     Other time deposits ......................................         77,704,798          77,671,666
                                                                     -------------       -------------
         Total deposits .......................................         89,790,720          91,661,131


     Advances from borrowers for taxes and insurance ..........            387,053             917,222
     Federal income taxes
           Current ............................................             (3,854)              5,044
           Deferred ...........................................                  0                   0
     Accrued expenses and other liabilities ...................            265,572             858,926
                                                                     -------------       -------------

         Total Liabilities ....................................         90,439,491          93,442,323
                                                                     -------------       -------------

                                    EAST TEXAS FINANCIAL SERVICES, INC.
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDIITON
                                               (Continued)

                                                                     March 31, 1997    September 30, 1996
                                                                     --------------    ------------------
                                                                      (Unaudited)
Stockholders' equity:
     Preferred stock, $0.01 par value, 500,000
     shares authorized, none outstanding
     Common stock, $.01 par value, 5,500,000 shares authorized,
     1,256,387 shares issued ..................................             12,564              12,564
     Additional paid-in capital ...............................         12,112,516          12,112,516
     Deferred compensation - RRP shares .......................           (387,938)           (446,129)
     Unearned employee stock ownership plan shares ............           (763,206)           (763,206)
     Retained earnings (substantially  restricted) ............         13,072,976          12,811,881
     Treasury stock, 177,102 shares at cost ...................         (2,797,013)         (2,797,013)
                                                                     -------------       -------------

         Total stockholders' equity ...........................         21,249,899          20,930,613
                                                                     -------------       -------------

         Total liabilities and stockholders' equity ...........      $ 111,689,390       $ 114,372,936
                                                                     =============       =============

                 The accompanying notes are an integral part of the financial statements.

                                      EAST TEXAS FINANCIAL SERVICES, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months                   Six Months
                                                             Ended March 31,              Ended March 31,
                                                              (Unaudited)                   (Unaudited)
                                                          1997           1996           1997           1996
                                                       ----------     ----------     ----------     ----------
INTEREST INCOME
   Loans receivable:
        First mortgage loans .....................     $1,005,529     $  860,684     $1,973,167     $1,726,091
        Consumer and other loans .................         20,401         18,951         40,928         38,110
   Investment securities .........................        539,240        603,547      1,110,159      1,231,821
   Mortgage-backed securities ....................        389,152        523,206        810,586      1,085,052
                                                       ----------     ----------     ----------     ----------

          Total interest income ..................      1,954,322      2,006,388      3,934,840      4,081,074
                                                       ----------     ----------     ----------     ----------

INTEREST EXPENSE
   Deposits ......................................      1,094,930      1,131,328      2,204,602      2,274,192
                                                       ----------     ----------     ----------     ----------

          Total interest expense .................      1,094,930      1,131,328      2,204,602      2,274,192
                                                       ----------     ----------     ----------     ----------

          Net interest income before provision
            for loan losses ......................        859,392        875,060      1,730,238      1,806,882

   Provision for loan losses .....................              0              0          5,000              0
                                                       ----------     ----------     ----------     ----------

          Net interest income after provision
            for loan losses ......................        859,392        875,060      1,725,238      1,806,882
                                                       ----------     ----------     ----------     ----------

NONINTEREST INCOME
   Gain (loss) on sales of interest-earning assets         18,243         30,210         31,322         57,960
   Loan origination and commitment fees ..........         10,074         28,111         27,293         37,542
   Loan servicing fees ...........................         15,251         29,377         46,937         59,988
   Other .........................................         16,985          8,836         32,415         30,550
                                                       ----------     ----------     ----------     ----------

          Total noninterest income ...............         60,553         96,534        137,967        186,040
                                                       ----------     ----------     ----------     ----------

                                      EAST TEXAS FINANCIAL SERVICES, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (continued)

                                                              Three Months                   Six Months
                                                             Ended March 31,              Ended March 31,
                                                              (Unaudited)                   (Unaudited)
                                                          1997           1996           1997           1996
                                                       ----------     ----------     ----------     ----------
NONINTEREST EXPENSE
   Compensation and benefits .....................        418,099        385,840        845,754        787,823
   Occupancy and equipment .......................         38,196         35,855         72,060         74,918
   SAIF deposit insurance premium ................          3,124         55,344         51,175        112,383
   (Gain) loss on foreclosed real estate .........          5,633          1,768          5,691          4,852
   Other .........................................        162,273        156,713        302,210        296,356
                                                       ----------     ----------     ----------     ----------

          Total noninterest expense ..............        627,325        635,520      1,276,890      1,276,332
                                                       ----------     ----------     ----------     ----------

Income (loss) before provision for income taxes ..        292,620        336,074        586,315        716,590

Income tax expense (benefit) .....................        106,827        122,612        217,292        260,801
                                                       ----------     ----------     ----------     ----------

NET INCOME (LOSS) ................................     $  185,793     $  213,462     $  369,023     $  455,789
                                                       ==========     ==========     ==========     ==========

Earnings per common share
                                                       $     0.19     $     0.19           0.37     $     0.40


                   The accompanying notes are an integral part of the financial statements.

                                                 EAST TEXAS FINANCIAL SERVICES, INC.
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)





SIX MONTHS ENDED
  March 31, 1997
                                    Common
                                   Stock and        Unearned        Unallocated                                         Total
                                    Paid in            RRP              ESOP          Retained        Treasury       Stockholders'
                                    Capital           Shares           Shares         Earnings          Stock           Equity
                                    -------           ------           ------         --------          -----           ------
Balance October 1, 1996 .....    $ 12,125,080    $   (446,129)    $   (763,206)    $ 12,811,881     $ (2,797,013)    $ 20,930,613

Deferred compensation
     amortization
                                         --            58,191             --               --               --             58,191

Payment of cash dividends
                                         --              --               --           (104,634)            --           (104,634)

Accrued dividends - RRP stock
                                         --              --               --             (3,294)            --             (3,294)

Net income for the six
     months ended
     March 31, 1997
                                         --              --               --           (369,023)            --            369,023

Balance March 31, 1997 ......    $ 12,125,080    $   (387,938)    $   (763,206)    $ 13,072,976     $ (2,797,013)    $ 21,249,899
                                 ============    ============     ============     ============     ============     ============



                              The accompanying notes are an integral part of the financial statements.

                             EAST TEXAS FINANCIAL SERVICES, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Unaudited)


                                                                   For The Six Months Ended
                                                                          March 31,
                                                                     1997            1996
                                                                 ------------    -----------
Cash flows from operating activities:
  Net income ................................................    $   369,023     $   183,230
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of deferred loan origination fees ........         (1,194)            (69)
      Amortization of premiums and discounts on investment
            securities, mortgage-backed securities, and loans         54,068          34,002
      Amortization of deferred compensation .................         58,191          29,095
      Compensation charge related to release of ESOP shares .         46,350          28,994
      Depreciation ..........................................         33,801          16,875
      Deferred income taxes .................................         13,602           4,567
      Stock dividends on FHLB stock .........................        (27,600)        (13,900)
      Amortization of mortgage servicing rights..............         13,307               0
      Net (gain) loss on sale of:
        Securities held to maturity .........................              0              0
        Foreclosed real estate ..............................              0               0
        Net loss on disposal of fixed assets ................              0               0
        Other Assets ........................................              0               0
        Loans ...............................................        (31,321)         (4,925)
        Loans held for sale .................................              0               0
      Proceeds from loan sales ..............................      1,950,639       1,184,950
      Originations of loans held for sale ...................              0               0
      (Increase) decrease in:
        Accrued interest receivable .........................         29,985         (59,325)
        Other assets ........................................        292,289         136,571
        Accrued loan loss reserve ...........................          5,000           5,000
      Increase (decrease) in:
        Federal income tax payable ..........................         (8,898)        100,854
        Accrued expenses and other liabilities ..............       (639,709)       (655,252)
      Capitalized interest on time deposits .................              0               0
                                                                 -----------     -----------

Net cash provided (used) by operating activities ............      2,157,533         990,667
                                                                 -----------     -----------



          The accompanying notes are an integral part of the financial statements.

                           EAST TEXAS FINANCIAL SERVICES, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)


                                                                For the Six Months Ended
                                                                        March 31,
                                                                   1997           1996
                                                              ------------    -----------
Cash flows from investing activities:
  Purchases of interest earning time deposits ............    $   (98,000)    $         0
  Net decrease (increase) in fed funds sold ..............        171,055      (2,074,079)
  Purchases of obligations - U.S. Govt. and agencies
      held-to-maturity ...................................     (3,513,046)       (997,578)
  Proceeds from maturity of time deposits ................         98,000          98,000
  Proceeds from sale of securities held-to-maturity ......              0               0
  Proceeds from maturity of securities held-to-maturity ..              0               0
  Proceeds from maturities of obligations - U.S. Govt. and
      agencies held-to-maturity ..........................      7,500,000       3,000,000
  Purchases of mortgage-backed securities
      held-to-maturity ...................................              0               0
  Principal payments on mortgage-backed securities
      held-to-maturity ...................................      4,080,367       1,628,759
  Net originations and principal collections on loans ....     (6,225,858)     (3,721,670)
  Acquisition cost related to foreclosed real estate .....         (9,489)         (5,252)
  Proceeds from sale of foreclosed real estate ...........        184,269          58,300
  Expenditures for premises and equipment ................         (6,703)              0
                                                              -----------     -----------

Net cash provided (used) by investing activities .........      2,180,595      (2,013,520)
                                                              -----------     -----------

Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits, savings, and NOW
      accounts ...........................................     (1,903,542)        352,830
   Time deposits .........................................         33,131        (154,908)
   Advances from borrowers for taxes and insurance .......       (530,169)       (768,788)
Dividends paid to stockholders ...........................       (107,930)        (53,965)
Purchase of treasury stock ...............................              0               0
                                                              -----------     -----------

Net cash provided (used) by financing activities .........     (2,508,510)       (624,831)
                                                              -----------     -----------

Net increase (decrease) in cash and cash equivalents .....      1,829,618      (1,647,684)

Cash and cash equivalents at beginning of the period .....      5,699,647       5,699,647
                                                              -----------     -----------

Cash and cash equivalents at end of the period ...........    $ 7,529,265     $ 4,051,963
                                                              ===========     ===========

                           EAST TEXAS FINANCIAL SERVICES, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)
                                       (continued)


                                                                For the Six Months Ended
                                                                        March 31,
                                                                   1997           1996
                                                              ------------    -----------
Supplemental disclosure:
Cash paid for:
  Interest on deposits ...................................    $ 1,115,923     $   559,672
  Income taxes ...........................................    $   212,701     $     5,157

Transfers from loans to real estate
  acquired through foreclosures ..........................    $   419,527     $   197,595

Loan losses charged to valuation allowance ...............    $    54,083     $     1,185

Recoveries credited to loan loss reserve .................    $    33,622     $         0



The accompanying notes are an integral part of the financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997



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

NOTE 2 - EARNINGS PER SHARE

For purposes of calculating earnings per common share and as prescribed by the American Instituted of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employers' Accounting For Employees Stock Ownership Plans, the weighted average number of shares outstanding, excluding unallocated Employee Stock Ownership Plan ("ESOP") shares, was used. For the three months and six months ended March 31, 1997, the weighted average number of shares outstanding for earnings per share calculation purposes was 1,002,964. (See Part II, Item 6
- Exhibits for a detailed presentation of the earnings per share calculation for the three month and six month periods ended March 31, 1997.)

NOTE 3 - SECURITIES

The amortized cost and estimated market values of investment securities held-to-maturity as of March 31, 1997, are as follows:

                                                       Gross         Gross       Estimated
                                     Amortized      Unrealized    Unrealized        Market
                                        Cost           Gains         Losses         Value
                                    -----------    -----------    -----------    -----------
Debt securities:
      U. S. Treasury ...........    $ 3,513,470    $     1,447    $    25,521    $ 3,489,397

      U. S. government agency
                                     22,595,373         47,177        139,553     22,502,997
                                    -----------    -----------    -----------    -----------

           Total debt securities    $26,108,843    $    48,624    $   165,074    $25,992,393
                                    -----------    -----------    -----------    -----------

The amortized cost and estimated market values of investment securities held-to-maturity as of March 31, 1997, by contractual maturity are shown below:

                                                                      Estimated
                                                     Amortized          Market
                                                        Cost            Value
                                                    -----------      -----------
Due in one year or less ......................      $12,515,653      $12,552,911

Due after one year through two  years ........        8,007,773        7,942,753

Due after two years through three years ......        4,581,431        4,518,739

Due after three years through five years .....        1,003,986          977,991
                                                    -----------      -----------

        Total debt securities ................      $26,108,843      $25,992,393
                                                    -----------      -----------

As of March 31, 1997, the weighted average yield on the Company's investment security portfolio was approximately 6.15% while the Company's overall investment portfolio, including securities held-to-maturity, overnight deposits and interest earning time deposits with other financial institutions was approximately 6.00%.

The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of March 31, 1997, by issuer are as follows:

                                                                                                    Estimated
                                         Principal    Unamortized     Unearned       Carrying         Market
                                          Balance       Premiums      Discounts        Value          Value
                                       -----------    -----------    -----------    -----------    -----------
FHLMC .............................    $16,891,934    $    92,308    $    39,500    $16,944,742    $17,255,317

FNMA ..............................      3,885,618         26,947            -0-      3,912,565      4,028,624
                                       -----------    -----------    -----------    -----------    -----------

                                       $20,777,552    $   119,255    $    39,500    $20,857,307    $21,283,941
                                       -----------    -----------    -----------    -----------    -----------

The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of March 31, 1997, by type of security are as follows:

                                                                                Estimated
                     Principal     Unamortized      Unearned       Carrying       Market
                      Balance        Premiums      Discounts        Value         Value
                   -----------    -----------    -----------    -----------    -----------
Fixed Rate ....    $ 4,349,368    $         0    $    23,525    $ 4,325,843    $ 4,244,787

Adjustable Rate     16,428,184        119,256         19,156     16,531,464     17,039,154
                   -----------    -----------    -----------    -----------    -----------

                   $20,777,552    $   119,256    $    42,681    $20,857,307    $21,283,941
                   -----------    -----------    -----------    -----------    -----------

Unrealized  gains  and  losses  on   mortgage-backed   and  related   securities
held-to-maturity as of March 31, 1997, are as follows:

                  Fixed Rate           Adjustable Rate             Total
                  Unrealized             Unrealized              Unrealized
              Gains       Losses      Gains      Losses       Gains      Losses
            --------    --------    --------    --------    --------    --------
FHLMC ..    $    448    $ 81,504    $391,631    $      0    $392,079    $ 81,504

FNMA ...           0           0     116,059           0     116,059           0
            --------    --------    --------    --------    --------    --------

            $    448    $ 81,504    $507,690    $      0    $508,138    $ 81,504
            --------    --------    --------    --------    --------    --------

The overall yield on the Company's mortgage-backed securities portfolio as of March 31, 1997, was approximately 7.32%.


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

SFAS NO. 125 Statement of Financial Accounting Standards No. 125, Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and for the extinguishment of financial liabilities. It is based on the consistent application of the financial-components approach. The Statement requires the recognition of financial assets and servicing assets that are controlled by an entity, the derecognition of financial assets and servicing assets where control is surrendered, and the derecognition of liabilities when they are extinguished. The Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and shall be applied prospectively. The Company adopted the Statement as required.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 MARCH 31, 1997



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

FINANCIAL CONDITION

Total assets were $111.7 million at March 31, 1997, a $2.7 million or 2.3% decrease from the $114.4 million reported at the Company's fiscal year ended September 30, 1996. The decrease was primarily attributable to an $8.1 million decrease in investment and mortgage-backed securities held-to-maturity. The decrease in securities was partially offset by a $2.0 million increase in interest-bearing deposits with banks, primarily overnight deposits at the Federal Home Loan Bank of Dallas, and a $3.9 million increase in loans receivable balances.

Total liabilities decreased by $3.0 million to $90.4 million at March 31, 1997, compared to $93.4 million at September 30, 1996. The decrease was the result of a $530,000 decline in advances from mortgage borrowers for taxes and insurance as year end taxes were paid on behalf of borrowers. Also, a $1.9 million decline in total deposits, approximately $1.5 million of which was also the result of year end payments for mortgage borrowers' taxes and insurance out of Fannie Mae custodial accounts held at First Federal Savings and Loan Association, accounted for the remainder of the decrease.

Stockholders' equity increased by $319,000 to $21.2 million at March 31, 1997, compared to $20.9 million at September 30, 1996, primarily the result of the net income for the quarter.

Cash, interest-bearing deposits with bank and federal funds sold totaled $7.8 million at March 31, 1997, an increase of $1.6 million from the $6.2 million reported at September 30, 1996. Balances in these accounts fluctuate as loan payments and deposits are received from customers as well as with maturities of investment securities and disbursement of loan proceeds, deposit withdrawals, and payment of operating expenses.

Investment securities held-to-maturity totaled $26.1 million at March 31, 1997, compared to $30.1 million at September 30, 1996. Balances in the portfolio are determined by the Company's cash flow needs and will vary over time.

During the six months ended March 31, 1997, cash proceeds from maturing investment securities were redirected to fund loan originations and to fund deposit withdrawals. At March 31, 1997, the portfolio contained $12.5 million in securities with maturities of less than one year, $8.0 million with maturities of one through two years, $5.5 million with maturities of two through three years and $1.0 million with maturities of three through four years.
At March 31, 1997, the yield on the portfolio was approximately 6.15%

The Company's mortgage-backed securities portfolio totaled $20.9 million at March 31, 1997, compared to $24.9 million at September 30, 1996. The decrease was due to principal payments received on the portfolio during the period, including the maturity of a fixed rate "balloon" security with a remaining balance of approximately $1.0 million. The weighted average yield on the portfolio was approximately 7.32% at March 31, 1997.

Loans receivable totaled $51.8 million at March 31, 1997, an increase of $3.9 million over the $47.9 million reported at September 30, 1996. The continued growth in the loans receivable portfolio was a result of the Company's continued aggressive pricing of its fixed rate fifteen year term mortgage loans. The Company has continued to price this product at levels below the market but higher than short term investment alternatives. At March 31, 1997, the fifteen year loan portfolio totaled approximately $21.9 million, with a weighted average yield of approximately 7.44%. For the six months ended March 31, 1997, the Company reported total loan originations of $9.7 million.

Foreclosed real estate owned totaled $76,000 at March 31, 1997, compared to none at September 30, 1996, and down $43,000 from the $119,000 reported at December 31, 1996. The balance was comprised of two single-family dwellings located in Tyler, Texas. The properties were recorded at their "fair value" and were being marketed for sale. (See - "Asset Quality".)

Total deposits were $89.8 million at March 31, 1997, a $1.9 million decrease from the $91.7 million reported at September 30, 1996. The Association's average funds cost was 4.92% at March 31, 1997, up thirteen basis points from the 4.79% reported at September 30, 1996.

Advances from borrowers for taxes and insurance decreased $530,000 to $387,000 at March 31, 1997, compared to $917,000 at September 30, 1996. The decrease was a result of year end tax payments made on the Association's mortgage loan servicing portfolio.

Stockholders' equity was $21.2 million at March 31, 1997, up $319,000 from the $20.9 million reported at September 30, 1996. The increase was attributable to the $369,000 net income for the six months ended March 31, 1997, plus a $58,000 increase in Deferred Compensation - RRP shares, resulting from the continuing amortization of the cost of the shares, less $108,000 in cash dividends declared and paid during the period.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997
         AND MARCH 31, 1996

General. Net income for the three months ended March 31, 1997, was $186,000 or $.19 per share, compared to $213,000 or $.19 per share for the quarter ended March 31, 1996, a $27,000 or 13.0% decline in net income. The decrease in net income was attributable to a $36,000 decline in non-interest income and a $15,000 decline in net interest income after provisions for loan losses, both of which were partially offset by an $8,000 decrease in noninterest expenses and a $16,000 decrease in income tax expenses.

Net Interest Income. For the three months ended March 31, 1997, net interest income before provisions for loan losses totaled $859,000, down $15,000 or 1.8% from the $875,000 reported for the quarter ended March 31, 1996. For the quarter ended March 31, 1997, total interest income was $2.0 million, unchanged from the quarter ended March 31, 1996. As a percentage of interest earning assets, total interest income was approximately 7.14% for the quarter ended March 31, 1997, up three basis points from 7.11% for the same quarter in 1996.

Interest income on loans receivable totaled $1.0 million for the quarter ended March 31, 1997, an increase of $146,000 or 16.6% over the $880,000 reported for the same quarter in 1996. As a percentage of $51.0 million of average loans receivable balances, interest income from loans receivable equaled 8.04%, on an annualized basis, for the current quarter, compared to 8.18% on an average balance of $43.0 million for the prior year. The increase in average balances outstanding and a decrease in the overall yield in the portfolio was a result of the Company's continued emphasis of its fifteen year fixed term and rate portfolio lending program. Loans were originated at interest rates below competition but greater than comparable investment alternatives. For the quarter ended March 31, 1997, the Company originated $4.3 million in loans. Approximately $681,000 were sold into the secondary market, while the remainder were placed into the loan portfolio.

Interest income from the investment securities and overnight funds portfolio totaled $539,000 for the three months ended March 31, 1997, compared to $604,000 for the same period in 1996, a $65,000 or 10.7% decrease. The decrease resulted from a $3.4 million decline in average balances outstanding in the portfolio for the quarter ended March 31, 1997, compared to the same quarter in 1996, as balances in maturing securities were redirected to the Company's lending operations. Also, the average yield in the portfolio declined to 6.08% for the quarter ended March 31, 1997, from 6.21% for the same quarter in 1996, as higher yielding securities matured during the past 12 months.

Interest income from the Company's mortgage-backed securities portfolio declined to $389,000 for the three months ended March 31, 1997, compared to $523,000 for the three months ended March 31, 1996, a $134,000 or 25.6% decline. Continued prepayments on the adjustable rate securities in the portfolio caused the average balance outstanding in the portfolio to decline to $22.1 million for the quarter ended March 31, 1997, from $30.0 million for the quarter ended March 31, 1996. The company redirected the resulting cash flows into its portfolio lending operations. Despite a slight increase in the average yield of the portfolio to 7.05% for the quarter ended march 31, 1997, from 6.98% for the quarter ended March 31, 1996, the declining balances accounted for the significant decline in interest income in the portfolio.

Interest paid to depositors totaled $1.1 million for the quarter ended March 31, 1997, unchanged from the $1.1 million reported for the same quarter in 1996. Average deposit balances outstanding decreased $1.9 million to $90.0 million for the current year quarter from $92.7 million for the same quarter in 1996. The Company's average funds cost was approximately 4.92% at March 31, 1997, compared to 4.78% at March 31, 1996.

For the quarter ended March 31, 1997, the Company's net interest income as a percentage of average interest earning assets was 3.14%, up four basis points from the 3.10% reported for the quarter ended March 31, 1996.

Provision for Loan Losses. The Company made no provision for loan losses for the quarter ended March 31, 1997, or for the quarter ended March 31, 1996. (See - "Asset Quality".)

Non-Interest Income. Non-interest income decreased to $61,000 for the quarter ended March 31, 1997, from $97,000 for the quarter ended March 31, 1996. The decrease was attributable to a $12,000 decrease in gains on sales of assets, an $18,000 decrease in loan origination and commitment fees and a $14,000 decrease in loan servicing fees. The decrease in all of these categories was attributable to the Company's portfolio lending program.

Over the last several quarters, the Company has placed more of its loans originated into portfolio than were sold. The result was that fewer gains on the sale of loans were reported under the accounting requirements of Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting For Mortgage Servicing Rights - An Amendment of SFAS No. 65. Also, the market for fixed rate and term loans of the type the Company is originating and placing into portfolio has been less receptive to origination and commitment fees.

Non-Interest Expense. Total non-interest expense decreased to $627,000 for the three months ended March 31, 1997, from $636,000 for the same period in 1996. The decrease was primarily attributable to a $52,000 decline in deposit insurance premiums as a result of the reduction in on-going SAIF premiums after the special one-time contribution made by the Company in 1996 to help recapitalize the SAIF. The reduction in SAIF premiums was partially offset by a $32,000 increase in compensation and benefits expense. The increased compensation and benefits expense was directly related to additional expenses related to the Company's Employee Stock Ownership Plan as the value of the stock scheduled to be released to participants in the current fiscal year increased and was recognized as additional expense. In addition, the Company increased its accrual in anticipation of increased funding on its defined benefit pension plan for the fiscal year. Increases in employee salaries for the current year also contributed to the increase.

Provision For Income Taxes. The Company incurred federal income tax expense of $107,000 or 36.5% of pre-tax income for the three months ended March 31, 1997, compared to $123,000 or 36.5% of pre-tax income for the same period in 1996.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1997
         AND MARCH 31, 1996

General. For the six months ended March 31, 1997, the Company reported net income of $369,000 or $.37 per share, compared to $456,000 or $.40 per share for the six months ended March 31, 1996, an $87,000 or 19.1% decline in net income. The decrease was attributable to an $82,000 decline in net interest income after provisions for loan losses and a $48,000 decline in non-interest income, which were partially offset by a $44,000 decrease in income tax expenses.

Net Interest Income. For the six months ended March 31, 1997, net interest income after provision for loan losses totaled $1.7 million, an $82,000 or 4.5% decrease from the $1.8 million reported for the same period in 1996. Total interest income was $3.9 million, or 7.16% of average interest earning assets for the six month period ended March 31, 1997, compared to $4.1 million or 7.23% of average interest earning assets for the same period in 1996.

Interest income on loans receivable increased $250,000 or 14.2% to $2.0 million for the six months ended March 31, 1997, from $1.7 million for the six months ended March 31, 1996. The increase in income on loans receivable was primarily attributable to a $7.0 million increase in average loans receivable balances outstanding during the six months ended March 31, 1997, compared to the same period in 1996. For the 1997 period, interest income on loans receivable, as a percentage of average loans receivable balances, was 8.08%, a decrease of 15 basis points from the 8.23% reported for the 1996 period. The increase in average balances and corresponding decrease in the average yield was attributable to the Company's emphasis, as an alternative to available investment security yields, in portfolio lending of fifteen year fixed and term rate loans.

Interest income on investment securities and overnight funds was $1.1 million for the six months ended March 31, 1997, compared to $1.2 million for the six months ended March 31, 1996. The decrease in income was the result of a decline in the overall yield on the portfolio from approximately 6.50% for the six months ended March 31, 1996, to 6.13% for the six months ended March 31, 1997, as higher yielding investment securities matured and were redirected into the Company's portfolio lending operation or were reinvested at lower yields. In addition, the average balance in the portfolio declined to $36.2 million during the six months ended March 31, 1997, from $37.9 million for the six months ended March 31, 1996.

Interest income on mortgage-backed securities was $811,000 for the six months ended March 31, 1997, compared to $1.1 million for the six months ended March 31, 1996. The decline in earnings was a result of a decrease in average balances outstanding in the portfolio from $31.2 million for the six months ended March 31, 1996, to $22.9 million for the six months ended March 31, 1997, as cash flow from the portfolio was redirected to the Company's lending operations.

Interest expense was $2.2 million for the six months ended March 31, 1997, a decrease of $70,000 from the $2.3 million reported for the six months ended March 31, 1996. A $1.3 million decline in average balances outstanding from $92.1 million during the six months ended March 31, 1996, to $90.7 million for the six months ended March 31, 1997, accounted for the decrease in expense.

Non-Interest Income. Non-interest income was $138,000 for the six months ended March 31, 1997, compared to $186,000 for the six months ended March 31, 1996, a $48,000 or 25.8% decrease. The decrease in income was directly attributable to a decline in fees from the Company's lending operations. Gains on sales of interest earning assets were down $27,000 as more loans were placed into portfolio than were sold, loan origination fees were down $10,000 as the local market demanded loans without origination fees, and loan servicing fees were down $13,000 as the Company amortized originated mortgage servicing rights recorded in prior periods.

Non-Interest Expense. Non-interest expense was virtually unchanged at $1.3 million for both six month periods ended March 31, 1997, and March 31, 1996.

SAIF deposit insurance premiums were $51,000 for the six month period ended March 31, 1997, down $61,000 from the $112,000 reported for the six months ended March 31, 1996. The decrease was a result of a reduction in on-going SAIF insurance premiums afford to thrift institutions after the 1996 one-time special assessment charged to all SAIF insured institutions to recapitalize the fund.

The decrease in SAIF premiums was partially offset by a $58,000 increase in compensation and benefits expense that resulted from additional expenses related to the Company's ESOP and defined benefit pension plans, as well as salary increases for the current year.

Provision For Income Taxes. The Company incurred federal income tax expenses of $217,000 or 37.1% of pre-tax income for the six months ended March 31, 1997, compared to $261,000 or 36.4% of pre-tax income for the same period in 1996.

ASSET QUALITY

At March 31, 1997, the Company's non-performing assets totaled $274,000 or .25% of total assets, compared to $450,000 or .39% of total assets at September 30, 1996. The decrease was primarily the result of the foreclosure and subsequent sale of four single family residences, all of which secured one loan. The loan was considered non-performing at September 30, 1996, and had a balance of approximately $197,000 at that time. All four of the properties were sold during the six month period ended March 31, 1997, and a loss of approximately $19,000 was charged to the Company's general loss reserve.

At March 31, 1997, non-performing assets was comprised of seven (7) loans, totaling approximately $198,000 and the largest of which was $56,000, secured by single family dwellings and $76,000 of foreclosed real estate which was comprised of two (2) single family dwellings located in Tyler, Texas. The two properties were being marketed for sale.

The $198,000 in non-performing loans at March 31, 1997, equaled .38% of loans receivable, compared to $450,000 or .94% of loans receivable at September 30, 1996.

Classified assets totaled $906,000 or .81% of total assets at March 31, 1997, compared to $999,000 or .87% of total assets at September 30, 1996.

Classified assets and non-performing assets differ in that classified assets may include loans less than ninety (90) days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. All classified assets at March 31, 1997, were deemed to be "substandard". No assets were classified "doubtful" or "loss" as of such date.

The Company's allowance for loan losses totaled $274,000 at March 31, 1997, compared to $289,000 at September 30, 1996. The decrease in the allowance was attributable to the approximate $19,000 charged against the reserve on the aforementioned foreclosed real estate less the $5,000 addition added to the reserve and charged against provision for loan losses. The allowance for loan losses as a percentage of loans receivable equaled .53% at March 31, 1997, compared to .60% at September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

The  Company's   principal   sources  of  funds  are  deposits  from  customers,
amortization  and  prepayment  of  loan  principal  (including   mortgage-backed
securities), maturities of securities, sales of loans and operations.

Current Office of Thrift Supervision regulations require the Association to maintain cash and eligible investments (liquid assets), in an amount equal to 5.0% of net withdrawable savings deposits and borrowings payable on demand or within five years or less during the preceding month. Liquid assets include cash, certain time deposits, U. S Government and agency securities having maturities of less than five years. The Association maintains a liquid asset ratio above the minimum required level of the Office of Thrift Supervision. At March 31, 1997, the Association's liquid asset ratio equaled 43.7%.

The Association uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At March 31, 1997, the Association had outstanding commitments to extend credit on $4.5 million of real estate loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $21.2 million at March 31, 1997, an increase of $319,000 from the $20.9 million reported at September 30, 1996. The increase was primarily a result of the $369,000 net income for the six months ended March 31, 1997, partially offset by cash dividends of $108,000 paid during the period.

As of March 31, 1997, the Company's reported book value per share, using total stockholders' equity of $21.2 million (net of the cost of unallocated ESOP and RRP shares) and 1,079,285 outstanding shares of common stock (the total issued shares including unallocated ESOP and RRP shares, less treasury shares), equaled $19.69 per share.

Subsequent to the quarter ended March 31, 1997, the Company announced its intention to pay a cash dividend of $.05 per share on May 28, 1997, to stockholders of record at May 14, 1997. The Company also, subsequent to quarter end, announced and completed a stock repurchase program of 53,964 shares of its stock at an average price of $17.625 per share.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Congress imposed a three part capital requirement for thrift institutions. At March 31, 1997, the Association's actual and required capital amounts under each of the three requirements were as follows:

- Tangible Capital (stockholders' equity) was $18.1 million or 16.2% of total assets, exceeding the minimum requirement of 1.5% by $16.4 million.

- Core Capital (Tangible capital plus certain intangible assets) was $18.1 million or 16.2% of total assets, exceeding the minimum requirement of 3.0% by $14.8 million.

- Risk-based Capital (Core capital plus general loan and valuation allowances less an adjustment for capitalized mortgage servicing rights) equaled $18.4 million of 45.2% of risk weighted assets, exceeding the minimum requirement of 8.0% of risk weighted assets by $15.1 million.

At March 31, 1997, the Association was considered a "well capitalized" institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 MARCH 31, 1997



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

     None.

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed herewith:

         Exhibit 11.0 - Computation of Earnings Per Share

         Exhibit 27.0 - Financial Data Schedule

     (b)  Reports on Form 8-K

         During the quarter ended March 31, 1997, the Company filed a report on Form 8-K on January 22, 1997, to report the issuance of a press release dated January 22, 1997, announcing the Company's intention to pay, on February 26, 1997, a cash dividend of $.05 per share for the quarter ended December 31, 1996, to stockholders of record on February 12, 1997.

         During the quarter ended March 31, 1997, the Company filed a report on Form 8-K on January 17, 1997, to report the issuance of a press release dated January 17, 1997, announcing the Company's earnings for the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             East Texas Financial Services, Inc.


Date:  May 7, 1997                           /s/ Gerald W. Free
                                             ------------------
                                             Gerald W. Free
                                             Vice Chairman, President and CEO
                                             (Principal Executive Officer)


Date:  May 7, 1997                           /s/  Derrell W. Chapman
                                             -----------------------
                                             Derrell W. Chapman
                                             Vice President/COO/CFO
                                             (Principal Financial and
                                             Accounting Officer)