Form 10QSB
period 1997-06-30
EAST TEXAS FINANCIAL SERVICES INC
filed 1997-08-12
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended June 30, 1997

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

         The number of shares of the registrant's common stock ($.01 par value) outstanding as of June 30, 1997, was 1,025,321.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  JUNE 30, 1997



                                      INDEX



Part I - Financial Information

     Item 1.  Financial Statements

         Consolidated   Statements  of  Financial   Condition,   June  30,  1997
         (Unaudited) and September 30, 1996

         Consolidated Statements of Income, (Unaudited) three months and nine months ended June 30, 1997, and June 30, 1996

         Consolidated Statement of Changes in Stockholders' Equity, (Unaudited) nine months ended June 30, 1997

         Consolidated Statements of Cash Flows, (Unaudited) nine months ended June 30, 1997, and June 30, 1996

         Notes to (Unaudited) Consolidated Financial Statements, June 30, 1997


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

                                  JUNE 30, 1997



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

                                      EAST TEXAS FINANCIAL SERVICES, INC.
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           June 30, 1997    September 30, 1996
                                                                           -------------    ------------------
                                                                           (Unaudited)

    ASSETS

Cash and due from banks ............................................      $     524,238       $     704,615
Interest-bearing deposits with banks ...............................          3,661,117           4,995,032
Interest earning time deposits with financial institutions..........          1,565,573           1,663,573
Federal funds sold .................................................                191             480,285
Mortgage-backed securities available-for-sale ......................          2,039,439                   0
Investment securities held-to-maturity (estimated market
     value of $27,077,180 at June 30, 1997, and $30,114,685
     at September 30, 1996) ........................................         27,074,037          30,138,744
Mortgage-backed securities held-to-maturity (estimated market value of $20,314,274 at June 30, 1997, and
      $25,383,579 at September 30, 1996) ...........................         19,914,227          24,948,793
Loans receivable, net of allowance for credit losses
     of $273,659 at June 30, 1997, and $289,120
     at September 30, 1996 .........................................         54,582,647          47,925,067
Accrued interest receivable ........................................            924,798             930,657
Federal Home Loan Bank stock, at cost ..............................            990,700             948,500
Premises and equipment .............................................            952,471             970,184
Foreclosed real estate, net of allowances of $-0- ..................             31,202                   0
Deferred income taxes ..............................................            107,310             130,825
Mortgage servicing rights ..........................................            137,604             119,845
Other assets .......................................................            191,295             416,816
                                                                          -------------       -------------

         Total Assets ..............................................      $ 112,696,849       $ 114,372,936
                                                                          =============       =============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Demand deposits ...............................................      $   2,340,942       $   2,889,861
     Savings and NOW deposits ......................................         10,336,441          11,099,604
     Other time deposits ...........................................         76,623,581          77,671,666
                                                                          -------------       -------------
         Total deposits ............................................         89,300,964          91,661,131

     FHLB advances .................................................          1,963,420                   0
     Advances from borrowers for taxes and insurance ...............            632,275             917,222
     Federal income taxes
           Current .................................................              2,462               5,044
           Deferred ................................................                  0                   0
     Accrued expenses and other liabilities ........................            326,582             858,926
                                                                          -------------       -------------

         Total Liabilities .........................................         92,225,703          93,442,323
                                                                          -------------       -------------

                                      EAST TEXAS FINANCIAL SERVICES, INC.
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                  (continued)

                                                                           June 30, 1997    September 30, 1996
                                                                           -------------    ------------------
                                                                           (Unaudited)

Stockholders' equity:
     Preferred stock, $0.01 par value, 500,000
     shares authorized, none outstanding
     Common stock, $.01 par value, 5,500,000 shares authorized,
     1,256,387 shares issued .......................................             12,564              12,564
     Additional paid-in capital ....................................         12,112,516          12,112,516
     Deferred compensation - RRP shares ............................           (358,843)           (446,129)
     Unearned employee stock ownership plan shares .................           (763,206)           (763,206)
     Net unrealized gain on securities available-for-sale ..........              3,623                   0
     Retained earnings (substantially restricted) ..................         13,212,621          12,811,881
     Treasury stock, 231,066 and 177,102 shares at cost ............         (3,748,129)         (2,797,013)
                                                                          -------------       -------------


         Total stockholders' equity ................................         20,471,146          20,930,613
                                                                          -------------       -------------

         Total liabilities and stockholders' equity ................      $ 112,696,849       $ 114,372,936
                                                                          =============       =============


                   The accompanying notes are an integral part of the financial statements.

                                         EAST TEXAS FINANCIAL SERVICES, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME



                                                                 Three Months                    Nine Months
                                                                Ended June 30,                  Ended June 30,
                                                                 (Unaudited)                      (Unaudited)
                                                           1997             1996             1997            1996
                                                       -----------      -----------      -----------     -----------
INTEREST INCOME
   Loans receivable:
        First mortgage loans .....................     $ 1,050,080      $   905,480      $ 3,023,247     $ 2,631,571
        Consumer and other loans .................          20,378           19,588           61,306          57,698
   Securities available for sale:
        Mortgage-backed securities ...............           9,530                0            9,530               0
   Securities held to maturity:
        Investment securities ....................         519,860          603,635        1,630,019       1,835,456
        Mortgage-backed securities ...............         354,023          470,306        1,164,609       1,555,358
                                                       -----------      -----------      -----------     -----------


          Total interest income ..................       1,953,871        1,999,009        5,888,711       6,080,083
                                                       -----------      -----------      -----------     -----------

INTEREST EXPENSE
   Deposits ......................................       1,105,921        1,117,339        3,310,523       3,391,531
   FHLB advances .................................           4,728                0            4,728               0
                                                       -----------      -----------      -----------     -----------

          Total interest expense .................       1,110,649        1,117,339        3,315,251       3,391,531
                                                       -----------      -----------      -----------     -----------

          Net interest income before provision
            for loan losses ......................         843,222          881,670        2,573,460       2,688,552

   Provision for loan losses .....................               0                0            5,000               0
                                                       -----------      -----------      -----------     -----------

          Net interest income after provision
            for loan losses ......................         843,222          881,670        2,568,460       2,688,552
                                                       -----------      -----------      -----------     -----------

NONINTEREST INCOME
   Gain (loss) on sales of interest-earning assets          13,050           16,588           44,372          74,548
   Loan origination and commitment fees ..........          18,809           22,474           46,102          60,016
   Loan servicing fees ...........................          26,860           32,007           73,797          91,995
   Other .........................................          18,967           18,118           51,382          48,668
                                                       -----------      -----------      -----------     -----------

          Total noninterest income ...............          77,686           89,187          215,653         275,227
                                                       -----------      -----------      -----------     -----------

                                         EAST TEXAS FINANCIAL SERVICES, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (continued)



                                                                 Three Months                    Nine Months
                                                                Ended June 30,                  Ended June 30,
                                                                 (Unaudited)                      (Unaudited)
                                                           1997             1996             1997            1996
                                                       -----------      -----------      -----------     -----------
NONINTEREST EXPENSE
   Compensation and benefits .....................         425,534          405,463        1,271,288       1,193,286
   Occupancy and equipment .......................          40,769           40,133          112,829         115,051
   SAIF deposit insurance premium ................          15,011           55,139           66,186         167,522
   (Gain) loss on foreclosed real estate .........              (8)             (26)           5,683           4,826
   Other .........................................         136,337          135,526          438,547         431,882
                                                       -----------      -----------      -----------     -----------

          Total noninterest expense ..............         617,643          636,235        1,894,533       1,912,567
                                                       -----------      -----------      -----------     -----------

Income (loss) before provision for income taxes ..         303,265          334,622          889,580       1,051,212

Income tax expense (benefit) .....................         112,354          122,262          329,646         383,063
                                                       -----------      -----------      -----------     -----------

NET INCOME (LOSS) ................................     $   190,911      $   212,360      $   559,934     $   668,149
                                                       ===========      ===========      ===========     ===========

Earnings per common share                              $      0.20      $      0.20      $      0.57     $      0.60




                      The accompanying notes are an integral part of the financial statements.

                                             EAST TEXAS FINANCIAL SERVICES, INC.
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (UNAUDITED)


                                                     NINE MONTHS ENDED
                                                        June 30, 1997



                                       Common             Unearned          Unallocated     Net Unrealized
                                     Stock and              RRP                ESOP         Gain on Avail.      Retained
                                  Paid in Capital          Shares             Shares      For Sale Security     Earnings
                                  ---------------          ------             ------      -----------------     --------
Balance October 1, 1996 .......      $ 12,125,080      $   (446,129)      $   (763,206)     $       --        $ 12,811,881

Deferred compensation
     amortization .............              --              87,286               --                --                --

Purchase of treasury
     stock at cost ............              --                --                 --                --                --

Payment of cash dividends .....              --                --                 --                --            (154,252)

Accrued dividends - RRP stock .              --                --                 --                --              (4,942)

Net change in unrealized
     gain on securities
     available for sale, net of
     deferred taxes of $1,866 .              --                --                 --               3,623              --

Net income for the nine
     months ended
     June 30, 1997 ............              --                --                 --                --             559,934

Balance June 30, 1997 .........      $ 12,125,080      $   (358,843)      $   (763,206)     $      3,623      $ 13,212,621
                                     ============      ============       ============      ============      ============


                       EAST TEXAS FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                NINE MONTHS ENDED
                                  June 30, 1997
                                  (continued)


                                                                       Total
                                                Treasury           Stockholders'
                                                 Stock                Equity
                                                 -----                ------
Balance October 1, 1996 ..............        $ (2,797,013)        $ 20,930,613

Deferred compensation
     amortization ....................                --                 87,286

Purchase of treasury
     stock at cost ...................            (951,116)            (951,116)

Payment of cash dividends ............                --               (154,252)

Accrued dividends - RRP stock ........                --                 (4,942)

Net change in unrealized
     gain on securities
     available for sale, net of
     deferred taxes of $1,866 ........                --                  3,623

Net income for the nine
     months ended
     June 30, 1997 ...................                --                559,934

Balance June 30, 1997 ................        $ (3,748,129)        $ 20,471,146
                                              ============         ============



  The accompanying notes are an integral part of these financial statements

                              EAST TEXAS FINANCIAL SERVICES, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (Unaudited)


                                                                   For The Nine Months Ended
                                                                            June 30,
                                                                      1997             1996
                                                                  -----------      -----------
Cash flows from operating activities:
  Net income ...................................................  $   559,934      $   668,149
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of deferred loan origination fees ...........       (1,947)          (1,692)
      Amortization of premiums and discounts on investment
            securities, mortgage-backed securities, and loans...       77,941          155,372
      Amortization of deferred compensation ....................       87,286           87,286
      Compensation charge related to release of ESOP shares ....       70,977           64,064
      Depreciation .............................................       50,890           55,481
      Deferred income taxes ....................................       21,649           47,973
      Stock dividends on FHLB stock ............................      (42,200)         (41,300)
      Amortization of mortgage servicing rights ................       18,819                0
      Net (gain) loss on sale or disposal of:
        Securities held to maturity ............................       (1,381)               0
        Foreclosed real estate .................................            0                0
        Fixed assets ...........................................       (9,562)               0
        Other Assets ...........................................            0                0
        Loans ..................................................      (42,991)         (14,811)
        Loans held for sale ....................................            0                0
      Proceeds from loan sales .................................    2,989,034        6,127,911
      Originations of loans held for sale ......................            0                0
      (Increase) decrease in:
        Accrued interest receivable ............................        5,859          (58,817)
        Other assets ...........................................      243,280          (21,147)
        Accrued loan loss reserve ..............................        5,000                0
      Increase (decrease) in:
        Federal income tax payable .............................       (2,582)         (53,573)
        Accrued expenses and other liabilities .................     (603,321)        (116,735)
      Capitalized interest on time deposits ....................            0           (1,573)
                                                                  -----------      -----------

Net cash provided (used) by operating activities ...............    3,426,685        6,896,588
                                                                  -----------      -----------


           The accompanying notes are an integral part of the financial statements.

                                     EAST TEXAS FINANCIAL SERVICES, INC.
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (Unaudited)

                                                                               For the Nine Months Ended
                                                                                         June 30,
                                                                                 1997              1996
                                                                             ------------      ------------
Cash flows from investing activities:
  Purchases of interest earning time deposits ..........................     $    (98,000)     $   (877,000)
  Net decrease (increase) in fed funds sold ............................          480,094           294,857
  Purchases of obligations - U.S. Govt. and agencies
      held-to-maturity .................................................       (6,495,391)       (9,641,946)
  Proceeds from maturity of time deposits ..............................          196,000            98,000
  Proceeds from sale of securities held-to-maturity ...................                 0                 0
  Proceeds from maturity of securities held-to-maturity ................                0                 0
  Proceeds from maturities of obligations - U.S. Govt. and
      agencies held-to-maturity ........................................        8,500,000         9,500,000
  Proceeds from sale of obligations - U.S. Govt. and
      agencies held-to-maturity ........................................        1,000,938                 0
  Purchases of mortgage-backed securities available-for-sale............       (2,035,446)                0
  Purchases of mortgage-backed securities held-to-maturity .............         (512,122)         (913,080)
  Principal pmts on mortgage-backed securities available-for-sa1e.......            1,130                 0
  Principal payments on mortgage-backed securities
      held-to-maturity .................................................        5,529,654         7,851,932
  Net originations and principal collections on loans ..................      (10,121,466)      (10,688,421)
  Acquisition cost related to foreclosed real estate ...................           (9,489)                0
  Proceeds from sale of foreclosed real estate .........................          437,094            83,320
  Expenditures for premises and equipment ..............................          (41,115)          (22,418)
  Proceeds from sale of fixed assets ...................................           17,500                 0
                                                                             ------------      ------------

Net cash provided (used) by investing activities .......................       (3,150,619)       (4,314,756)
                                                                             ------------      ------------

Cash flows from financing activities:
   Net increase (decrease) in:
    Non-interest bearing deposits, savings, and NOW accounts............       (1,312,081)          417,356
   Time deposits .......................................................       (1,048,085)         (434,203)
   Proceeds from FHLB advances .........................................        2,481,420                 0
   Repayment of FHLB advances ..........................................         (518,000)                0
   Advances from borrowers for taxes and insurance .....................         (284,947)         (335,525)
Dividends paid to stockholders .........................................         (157,549)         (112,212)
Purchase of treasury stock .............................................         (951,116)       (1,970,702)
                                                                             ------------      ------------

Net cash provided (used) by financing activities .......................       (1,790,358)       (2,435,286)
                                                                             ------------      ------------

Net increase (decrease) in cash and cash equivalents ...................       (1,514,292)          146,546

Cash and cash equivalents at beginning of the period ...................        5,699,647         6,239,836
                                                                             ------------      ------------

Cash and cash equivalents at end of the period .........................     $  4,185,355      $  6,386,382
                                                                             ============      ============

                                     EAST TEXAS FINANCIAL SERVICES, INC.
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (Unaudited)
                                                 (continued)

                                                                               For the Nine Months Ended
                                                                                         June 30,
                                                                                 1997              1996
                                                                             ------------      ------------
Supplemental disclosure:
Cash paid for:
  Interest on deposits .................................................     $  1,666,746      $  1,794,387
  Income taxes .........................................................     $    310,692      $    349,973

Transfers from loans to real estate
  acquired through foreclosures ........................................     $    467,991      $          0

Loan losses charged to valuation allowance .............................     $     71,345      $          0

Recoveries credited to loan loss reserves ..............................     $     51,159      $          0




                  The accompanying notes are an integral part of the financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


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

NOTE 2 - EARNINGS PER SHARE

For purposes of calculating earnings per common share and as prescribed by the American Instituted of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employers' Accounting For Employees Stock Ownership Plans, the weighted average number of shares outstanding, excluding unallocated Employee Stock Ownership Plan ("ESOP") shares, was used. For the three months and nine months ended June 30, 1997, the weighted average number of shares outstanding for earnings per share calculation purposes were 965,982 and 988,171 shares, respectively. (See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three month and nine month periods ended June 30, 1997.) (See Part I, Item 4 - Notes for a discussion of proposed changes to earnings per share reporting.)

NOTE 3 - SECURITIES

The amortized cost and estimated market values of investment securities held-to-maturity as of June 30, 1997, are as follows:

                                                      Gross          Gross         Estimated
                                  Amortized        Unrealized      Unrealized         Market
                                      Cost            Gains          Losses           Value
                                  -----------     -----------     -----------     -----------
Debt securities:
      U. S. Treasury ........     $ 2,512,491     $         0     $     3,565     $ 2,508,926

      U. S. government agency
                                   24,561,546          58,971          52,263      24,568,254
                                  -----------     -----------     -----------     -----------

           Total debt .......     $27,074,037     $    58,971     $    55,828     $27,077,180
                                  -----------     -----------     -----------     -----------

The amortized cost and estimated market values of investment securities as of June 30, 1997, by contractual maturity are shown below:

                                                                      Estimated
                                                     Amortized         Market
                                                       Cost             Value
                                                    -----------      -----------
Due in one year or less ......................      $12,015,717      $12,043,471

Due after one year through two
years ........................................        7,512,042        7,511,609

Due after two years through three years
                                                      5,559,754        5,542,923

Due after three years through five years
                                                      1,986,524        1,979,177
                                                    -----------      -----------

        Total debt securities ................      $27,074,037      $27,077,180
                                                    -----------      -----------

As of June 30, 1997, the weighted average yield on the Company's investment security portfolio was approximately 6.18% while the Company's overall investment portfolio, including securities held-to-maturity, overnight deposits and interest earning time deposits with other financial institutions was approximately 6.18%.

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of June 30, 1997, by type of security are as follows:

                     Principal     Unamortized     Unearned      Unrealized      Carrying
                      Balance        Premiums      Discounts     Gain/(Loss)       Value
                    ----------     ----------     ----------     ----------     ----------
Fixed Rate ....     $        0     $        0     $        0     $        0     $        0

Adjustable Rate      1,962,290         71,660              0          5,489      2,039,439
                    ----------     ----------     ----------     ----------     ----------

                    $1,962,290     $   71,660     $        0     $    5,489     $2,039,439
                    ----------     ----------     ----------     ----------     ----------

The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of June 30, 1997, by type of security are as follows:

                                                                                     Estimated
                     Principal      Unamortized       Unearned        Carrying        Market
                      Balance         Premiums        Discounts        Value           Value
                    -----------     -----------     -----------     -----------     -----------
Fixed Rate ........ $ 4,611,008     $         0     $    16,511     $ 4,594,497     $ 4,539,937


Adjustable Rate ...  15,229,540         106,818          16,628      15,319,730      15,774,337
                    -----------     -----------     -----------     -----------     -----------

                    $19,840,548     $   106,818     $    33,139     $19,914,227     $20,314,274
                    -----------     -----------     -----------     -----------     -----------

The overall yield on the Company's mortgage-backed securities portfolio as of June 30, 1997, was approximately 7.19%.

NOTE 4 - CURRENT ACCOUNTING ISSUES

SFAS NO. 123 In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation which established a fair value based method of accounting for stock-based compensation plans. It encourages entities to adopt that method in place of the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. It permits entities to continue to use the intrinsic value method included in APB No. 25, but regardless of the method used to account for the compensation cost associated with stock option and similar plans, it requires employers to show significant expanded disclosures, including the pro forma amount of net income (and earnings per share) as if the fair value-based method were used to account for stock-based compensation.

As of October 1, 1996, the effective date for the Statement, the Company elected to continue using the accounting and disclosure methods prescribed by APB No. 25 for its current plan and to continue using the accounting methods prescribed by APB No. 25 but disclose in the footnotes information on a fair value basis, as prescribed by SFAS No. 123, for any future stock-based compensation plans.

SFAS NO. 125 Statement of Financial Accounting Standards (SFAS) No. 125, Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and for the extinguishment of financial liabilities. It is based on the consistent application of the financial-components approach. The Statement requires the recognition of financial assets and servicing assets that are controlled by an entity, the derecognition of financial assets and servicing assets where control is surrendered, and the derecognition of liabilities when they are extinguished. The Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and shall be applied prospectively. The Company adopted the Statement as required.

SFAS NO. 128 In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. The Statement simplifies the standards for computing EPS and makes them comparable with international EPS standards.

SFAS No. 128 replaces the presentation of primary EPS previously prescribed in Accounting Principles Board Opinion (APB) No. 15, Earnings Per Share, with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

The Statement is effective for financial statements issued for periods ending after December 15, 1997.

NOTE 5 - FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB or future filings by the Company with the Securities and Exchange Commission, the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  JUNE 30, 1997


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

FINANCIAL CONDITION

Total assets were $112.7 million at June 30, 1997, a $1.7 million or 1.5% decrease from the $114.4 million reported at the Company's fiscal year ended September 30, 1996. The decrease in total assets was primarily the result of an $8.1 million decline in mortgage-backed and investment securities held-to-maturity and a $2.0 million decrease in cash and cash equivalent accounts with financial institutions. The decreases were partially offset by a $6.7 million increase in loans receivable balances outstanding and a $2.0 million increase in mortgage-backed securities available-for-sale.

Total liabilities declined by $1.2 million to $92.2 million at June 30, 1997, compared to $93.4 million at September 30, 1996. The decrease was primarily the result of a $2.4 million decline in total deposits to $89.3 million at June 30, 1997, from $91.7 million at September 30, 1996, which was partially offset by a $2.0 million increase in Federal Home Loan Bank advances.

Stockholders' equity declined by $459,000 to $20.5 million at June 30, 1997, from $20.9 million at September 30, 1996. The decrease was due to a $951,000 increase in treasury stock as the Company re-purchased an additional 53,964 shares of stock during the year. The increase in treasury stock was partially offset by a $401,000 increase in retained earnings, which resulted from the $560,000 in net income for the nine months ended June 30, 1997, less $159,000 of cash dividends paid during the year.

Cash, interest-earning deposits with banks and federal funds sold totaled $5.8 million at June 30, 1997, a decrease of $2.0 million from the $7.8 million reported at September 30, 1996. Balances in these accounts fluctuate as loan payments and deposits are received from customers as well as with purchases and maturities of securities, disbursement of loan proceeds, deposit withdrawals and payments of operating expenses.

At June 30, 1997, the Company reported $2.0 million in mortgage-backed securities available-for-sale, compared to none at September 30, 1996. During the nine months ended June 30, 1997, the Company began a program of utilizing its borrowing privileges as a member of the Federal Home Loan Bank of Dallas. At June 30, 1997, the Company had outstanding $2.0 million in advances from the Federal Home Loan Bank of Dallas and had invested the advance proceeds in the $2.0 million of mortgage-backed securities available-for-sale.

Subject to the level of interest rates, the Company intends, over the next several quarters, to systematically borrow up to approximately $20.0 million from the Federal Home Loan Bank of Dallas and invest the proceeds in adjustable rate mortgage-backed securities to be held in an "available-for-sale" account. The purpose of the program is to leverage a portion of the Company's excess capital and to achieve a rate of return on the difference in the rate earned on the securities and the cost of the advance. The success of the program will be dependent upon several factors, including the Company's ability to purchase adjustable rate securities that will maintain a positive "spread" above the Federal Home Loan Bank advance rates. The Company intends to borrow funds from the Federal Home Loan Bank of Dallas with a term of approximately thirty days and invest in mortgage-backed securities with interest rate adjustment frequencies that vary between six months and one year. As a result, the success of the program will be dependent upon the difference between very short term federal funds type interest rates and interest rates comparable to six month and one year U. S. Treasury rates. In general, the program will be more successful as the difference widens and less successful as the difference narrows. Also, the general level of interest rates, which in turn affect mortgage rates, will have an effect on the success of the program. A period of lower interest rates could have the effect of increasing prepayments of the principal balances on the securities which would in turn affect the yield on the adjustable rate securities purchased in the program.

At June 30, 1997, the approximate yield on the portfolio was 6.63%, while the cost of the advance was 5.53%.

Investment securities held-to-maturity totaled $27.1 million at June 30, 1997, compared to $30.1 million at September 30, 1996. Balances in the portfolio are determined by the Company's cash flow needs and will vary over time.

During the nine months ended June 30, 1997, cash proceeds from maturing investment securities were redirected to fund loan originations and to fund deposit withdrawals. At June 30, 1997, the portfolio contained $12.0 million in securities with remaining terms until maturity of less than one year, $7.5 million with remaining maturities of one through two years, $5.6 million with remaining maturities of two through three years and $2.0 million with remaining maturities of three through four years. At June 30, 1997, the yield on the portfolio was approximately 6.18%.

The Company's mortgage-backed securities held-to-maturity portfolio totaled $19.9 million at June 30, 1997, compared to $24.9 million at September 30, 1996. The decrease was primarily due to principal payments received on the portfolio during the year. The Company's decision to invest in mortgage-backed securities held-to-maturity, as it is with investment securities held-to-maturity, is primarily dependent upon and is counter to the Company's ability to originate portfolio loans. The weighted average yield on the portfolio was approximately 7.25% at June 30, 1997.

Loans receivable totaled $54.6 million at June 30, 1997, an increase of $6.7 million over the $47.9 million reported at September 30, 1996. The demand for home loan financing in the Company's market area remained strong throughout the nine months ended June 30, 1997. For the period, the Company originated approximately $18.0 million in mortgage loans and estimates that it captures approximately 10% of the market in the Tyler area.

In an effort to increase its lending volume, the Company opened an addtional loan production office in Lindale, Texas, a rapidly growing area located approximately ten miles north of Tyler. Lindale, a town of approximately 3,500 people, has experienced significant growth over the past several years. During 1995, the latest data available, Home Mortgage Disclosure Act filings showed that there were approximately 470 loans totaling $22.9 million originated in the census tracts encompassing the Lindale area. In addition, the Target Company recently made the decision to locate a major distribution hub in Lindale and anticipates employing approximately 800 to 1,000 persons when fully operational. Management believes that a loan production office located in the Lindale area will enable the Company to gain a larger percentage of the market in that area than it is currently capturing.

In addition, the Company employed a full time loan officer in its existing full service branch office in Whitehouse, a community of approximately 4,000 located seven miles south of Tyler. Management believes that the growth of new home construction south of Tyler warrants a full time loan officer in that area.

Foreclosed real-estate owned totaled $31,000 at June 30, 1997, compared to none a September 30, 1996. The balance was comprised of one single-family residence located in San Antonio, Texas. The balance represents the Company's 95% interest in the property. The balance has been adjusted to "fair value" and is being marketed for sale by the servicer of the loan.

Total deposits were down $2.4 million to $89.3 million at June 30, 1997, from $91.7 million at September 30, 1996. The decline was partially due to year end tax payments made by the Association on custodial escrow accounts held at the Association by FNMA. The remainder of the decrease in deposits was a result of deposit customers withdrawing funds to seek higher yielding investment alternatives. The Association's average funds cost was 4.96% at June 30, 1997, up seventeen basis points from the 4.79% reported at September 30, 1996.

Advances from borrowers for taxes and insurance decreased $285,000 to $632,000 at June 30, 1997, compared to $917,000 at September 30, 1996. The decrease was a result of year end tax payments made on the Association's mortgage loan servicing portfolio less additional customer escrow deposits received during the year.

The Company reported $2.0 million in borrowed money from the Federal Home Loan Bank of Dallas at June 30, 1997, compared to none at September 30, 1996. The entire $2.0 million balance had a maturity date of less than thirty days and had a cost of 5.53% at quarter end.

Stockholders' equity totaled $20.5 million at June 30, 1997, down $459,000 from the $20.9 million reported at September 30, 1996. The decrease was primarily attributable to a $951,000 increase in treasury stock during the year. During the nine months ended June 30, 1997, the Company re-purchased 53,964 shares of stock at an average price of $17.63 per share. At June 30, 1997, the Company owned 231,066 shares of treasury stock at an average cost of approximately $16.22 per share.

Partially offsetting the increase in treasury stock was a $401,000 increase in retained earnings to $13.2 million at June 30, 1997, from $12.8 million at September 30, 1996. The increase in retained earnings was the result of the $560,000 in net income reported for the nine months ended June 30, 1997, less the $159,000 in cash dividends paid during that same period.

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


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997
         AND JUNE 30, 1996

General. Net income for the three months ended June 30, 1997, was $191,000 or $.20 per share, compared to $212,000 or $.20 per share for the three months ended June 30, 1996. The $21,000 decline in net income was attributable to a $38,000 decline in net interest income after provision for loan losses and a $12,000 decline in total noninterest income, which were partially offset by a $19,000 decrease in total noninterest expense and a $10,000 decrease in income tax expense.

Net Interest Income. For the quarter ended June 30, 1997, net interest income before provision for loan losses totaled $843,000, down $38,000 from the $881,000 reported for the quarter ended June 30, 1996. On an annualized basis, the $843,000 in net interest income for the current year is approximately 3.09% of average interest earning assets and 3.01% of average total assets. For the quarter ended June 30, 1996, the $882,000 in net interest income was approximately 3.15% of average interest earning assets and approximately 3.06% of average total assets.

Total interest income was $2.0 million for the quarter ended June 30, 1997, unchanged from the $2.0 million reported for the same quarter in 1996. For the three months ended June 30, 1997, total interest income was approximately 7.15% of average interest earning assets, compared to 7.13% for the same period in 1996. Interest income on loans receivable totaled $1.1 million for the three months ended June 30, 1997, an increase of $145,000 or 15.7% over the $925,000 reported for the quarter ended June 30, 1996. As a percentage of the $53.2 million in average loans receivable balances outstanding for the current quarter, interest income from loans receivable totaled approximately 8.05% on an annualized basis, compared to 8.20% for the prior year. During the current quarter, the Company continued its fifteen year term, fixed rate lending program at interest rates below the market but above comparable investment alternatives. As a result, the Company has been able to increase its loans receivable portfolio and increase the level of interest income from loans receivable, despite the decline in the overall yield of the portfolio. For the quarter ended June 30, 1997, the Company originated $4.8 million in loans. Approximately $1.1 million were sold into the secondary market, while the remainder were placed into the portfolio.

Interest income from the investment securities held-to-maturity and overnight funds portfolio totaled $520,000 for the three months ended June 30, 1997, compared to $604,000 for the same quarter in 1996. The decrease resulted from a $4.5 million decline in the average balance outstanding in the portfolio to $34.7 million for the current quarter from $39.2 million from the same quarter in 1996. During the year, maturing securities were redirected to the Company's lending operations or were used to fund deposit withdrawals. In addition, the average yield on the portfolio declined to 6.08% for the quarter ended June 30, 1997, from 6.16% for the same quarter in 1996, as higher yielding maturing investment securities were reinvested at lower current rates or were redirected to fund loans.

Interest income from the Company's mortgage-backed securities held-to-maturity portfolio totaled $354,000 for the three months ended June 30, 1997, compared to $470,000 for the three months ended June 30, 1996. Continued prepayments on the adjustable rate securities in the portfolio caused the balance in the portfolio to decline to $19.9 million at June 30,1997, from $26.8 million at June 30, 1996. The Company redirected the cash flows from the portfolio into its portfolio lending operations. Despite an increase in the average yield on the portfolio to 6.95% for the quarter ended June 30, 1997, from 6.79% for the quarter ended June 30, 1996, the significant decline in the average balance outstanding in the portfolio accounted for the decline in interest income on the portfolio.

Interest income on mortgage-backed securities available-for-sale totaled $9,500 for the quarter ended June 30, 1997, as the Company purchased securities for this portfolio for the first time. The yield on the portfolio was approximately 6.63% at June 30, 1997. The Company intends to make additional purchases for this portfolio over the next several quarters and anticipates that the balance in the portfolio will reach approximately $20.0 million. Securities purchased for the portfolio will be predominately adjustable rate in nature and will have both annual and semi-annual interest rate adjustment frequencies on a stratified basis throughout the year. In addition, the Company anticipates purchasing securities for this portfolio that have various interest rate indices and various periodic and lifetime caps on the movement of the rates on the securities. All of these features are an effort to obtain some measure of price stability within the portfolio and to avoid dramatic changes in the overall yield on the portfolio. The Company anticipates, to the extent it is unable to do so through local retail deposit growth, funding the security purchases for this portfolio through wholesale methods, primarily by borrowing through the advance window at the Federal Home Loan Bank of Dallas.

Interest paid to depositors totaled $1.1 million for the quarter ended June 30, 1997, unchanged from the $1.1 million reported for the same quarter in 1996. Average deposit balances outstanding declined $2.5 million to $89.5 million for the quarter ended June 30, 1997, from $92.1 million for the quarter ended June 30, 1996. Interest on deposits as a percentage of average deposit balances was approximately 4.94% for the quarter ended June 30, 1997, compared to 4.85% for the same quarter in 1996.

Provision for Loan Losses. The Company made no provision for loan losses for the quarter ended June 30, 1997, or for the quarter ended June 30, 1996. (See - "Asset Quality".)

Non-Interest Income. Non-interest income totaled $78,000 for the quarter ended June 30, 1997, compared to $89,000 for the same quarter in 1996. The decrease in total interest income was due to a $4,000 decline in gains on sales of interest earning assets, a $4,000 decline in loan origination and commitment fees and a $5,000 decline in loan servicing fees.

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

Non-Interest Expense. Non-interest expense totaled $618,000 for the three months ended June 30, 1997, compared to $636,000 for the same period in 1996. The decrease was primarily due to a $40,000 decline in deposit insurance premiums as a result of the reduction in SAIF premiums after the special one-time contribution made by the Company in 1996 to help recapitalize the SAIF. The reduction in SAIF premiums was partially offset by a $20,000 increase in compensation and benefits expense. The increased compensation and benefits expense was directly related to additional expenses related to the Company's Employee Stock Ownership Plan as the value of the stock scheduled to be released to participants in the current fiscal year increased and was recognized as additional expense. In addition, the Company increased its accrual in anticipation of increased funding on its defined benefit pension plan for the fiscal year. Increases in employee salaries for the current year also contributed to the increase.

Provision For Income Taxes. The Company incurred federal income tax expense of $112,000 or 37.0% of pre-tax income for the three months ended June 30, 1997, compared to $122,000 or 36.5% of pre-tax income for the same quarter in 1996.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1997
         AND JUNE 30, 1996

General. For the nine months ended June 30, 1997, the Company reported net income of $560,000 or $.57 per share, compared to $668,000 or $.60 per share for the nine months ended June 30, 1996. The decrease in net income was primarily the result of $120,000 decrease in net interest income after provision for loan losses and a $60,000 decrease in total noninterest income. The decreases in net interest income and total noninterest expense were partially offset by a $53,000 decrease in income tax expense and an $18,000 decrease in total noninterest expense.

Net Interest Income. For the nine months ended June 30, 1997, net interest income after provision for loan losses totaled $2.6 million, compared to $2.7 million for the nine months ended June 30, 1996. Net interest income, on an annualized basis, was approximately 3.12% of average interest earning assets and 3.02% of average total assets for the nine months ended June 30, 1997, comapred to 3.17% and 3.08% respectively for the nine months ended June 30, 1996. Total interest income, on an annualized basis, was approximately 7.16% of average interest earning assets for the nine months ended June 30, 1997, compared to 7.17% for the same period in 1996.

Interest income on loans receivable increased $395,000 or 14.7% to $3.1 million for the nine months ended June 30, 1997, from $2.7 million for the nine months ended June 30, 1996. The increase was primarily attributable to a $7.2 million increase in avereage balances outstanding for the nine month period ended June 30, 1997, compared to the same period in 1996. Interest income on loans receivable, on an annualized basis, was approximately 8.02% of average loans receivable balances for the nine months ended June 30, 1997, compared to 8.14% for the same period in 1996.

The decrease in the overall yield on the loans receivable portfolio was expected. The Company continued its emphasis on originating fifteen year term fixed interest rate loans at rates approximately .125% to .25% below competition but at levels higher than comparable investment alternatives.

Interest income on the Company's investment securities held-to-maturity and overnight funds portfolios was $1.6 million for the nine months ended June 30, 1997, compared to $1.8 million for the same period in 1996. The decrease in income was the result of a $3.0 million decrease in average balances outstanding from $38.7 million for the nine months ended June 30, 1996, to $35.8 million for the same period in 1997. Also, the overall yield on the portfolio declined to approximately 6.08% for the current year from 6.32% for the prior year as maturing investment securities were reinvested at lower interest rates or were redirected to the Company's lending operations.

Interest income on mortgage-backed securities held-to-maturity totaled $1.2 million for the nine months ended June 30, 1997, compared to $1.6 million for the nine months ended June 30, 1996. The decrease in earnings was primarily the result of a decline in the average balances outstanding in the portfolio as prepayments continued on the underlying adjustable rate loans in the securities. A period of lower long term interest rates could have the effect of continuing or increasing the prepayments on the portfolio. The result would be a continued decline in the income from the portfolio and possibly a decrease in total interest income as the cash flow is reinvested at lower interest rates. On an annualized basis, interest income on the portfolio was approximately 6.92% of average balances outstanding for the nine months enede June 30, 1997, compared to 6.86% for the prior year.

Interest income on the mortgage-backed securities available-for-sale portfolio totaled $9,500 for the nine months ended June 30, 1997, compared to none for the same period in 1996. (See - Comparison of The Three Months Ended June 1997 and 1996.)

Interest expense was $3.3 million for the nine months ended June 30, 1997, a decrease of $76,000 from the $3.4 million reported for the nine months ended June 30, 1996. A $1.6 million decline in average balances outstanding accounted for the decline in interest expense. For the nine months ended June 30, 1997, average deposit and borrowed funds balances were $90.9 million, compared to $92.5 million for the nine months ended June 30, 1996. As a percentage of average balances outstanding, interest expense was approximately 4.87% for the nine months ended June 30, 1997, compared to 4.89% for the same period in 1996.

Non-Interest Income. Non-interest income was $216,000 for the nine months ended June 30, 1997, compared to $275,000 for the nine months ended June 30, 1996. The decrease in noninterest income, as was the case for the three months ended June 30, 1997, was directly attributable to the Company's program designed to originate fifteen year fixed term and rate portfolio loans. Gains on sales of interest earning assets were down $30,000, loan origination and commitment fees were down $14,000 and loan servicing fees were down $18,000.

Non-Interest Expense. Non-interest expense totaled $1.9 million for the nine months ended June 30, 1997, unchanged from the $1.9 million reported for the nine months ended June 30, 1996. Noninterest expense was approximately, on an annualized basis, 2.22% and 2.19% of average total assets for the nine months ended June 30, 1997, and June 30, 1996, respectively.

Provision For Income Taxes. The Company reported federal income tax expenses of $330,000 or 37.1% and $383,000 or 36.4% of pre-tax income for the nine months ended June 30, 1997, and June 30, 1996, respectively.

ASSET QUALITY

At June 30, 1997, the Company's non-performing assets totaled $193,000 or .17% of total assets, compared to $450,000 or .39% of total assets at September 30, 1996. The decrease was primarily the result of the foreclosure and subsequent sale of four single family residences, all of which secured one loan. The loan was considered non-performing at September 30, 1996, and had a balance of approximately $197,000 at that time. All four of the properties were sold during the nine month period ended June 30, 1997, and a loss of approximately $19,000 was charged to the Company's general loss reserve. In addition, a loan with a balance of $54,000 and secured by one single family residence, was foreclosed and sold during the period.

At June 30, 1997, non-performing assets was comprised of fifteen (15) loans, totaling approximately $162,000 and the largest of which was $48,000, secured by single family dwellings and $31,000 of foreclosed real estate which was comprised of one single family dwelling located in Tyler, Texas. The property was being marketed for sale.

The $162,000 in non-performing loans at June 30, 1997, equaled .30% of loans receivable, compared to $450,000 or .94% of loans receivable at September 30, 1996.

Classified assets totaled $715,000 or .63% of total assets at June 30, 1997, compared to $999,000 or .87% of total assets at September 30, 1996.

Classified assets and non-performing assets differ in that classified assets may include loans less than ninety (90) days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. All classified assets at June 30, 1997, were deemed to be "substandard". No assets were classified "doubtful" or "loss" as of such date.

The Company's allowance for loan losses totaled $274,0000 at June 30, 1997, compared to $289,000 at September 30, 1996. The decrease in the allowance was attributable to the approximate $19,000 charged against the reserve on the aforementioned foreclosed real estate less the $5,000 addition added to the reserve and charged against provision for loan losses. The allowance for loan losses as a percentage of loans receivable equaled .50% at June 30, 1997, compared to .60% at September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The  Company's   principal   sources  of  funds  are  deposits  from  customers,
amortization  and  prepayment  of  loan  principal  (including   mortgage-backed
securities), maturities of securities, sales of loans and operations.

Current Office of Thrift Supervision regulations require the Association to maintain cash and eligible investments (liquid assets), in an amount equal to 5.0% of net withdrawable savings deposits and borrowings payable on demand or within five years or less during the preceding month. Liquid assets include cash, certain time deposits, U. S Government and agency securities having maturities of less than five years. The Association maintains a liquid asset ratio above the minimum required level of the Office of Thrift Supervision. At June 30, 1997, the Association's liquid asset ratio equaled 43.0%.

The Association uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At June 30, 1997, the Association had outstanding commitments to extend credit on $4.8 million of real estate loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $20.5 million at June 30, 1997, a decrease of $459,000 from the $20.9 million reported at September 30, 1996. The decrease was primarily the result of a $951,000 increase in treasury stock to $3.7 million at June 30, 1997, from $2.8 million at September 30, 1996. The increase in treasury stock resulted from the Company's decision to repurchase 53,964 shares of stock at an average price of $17.63 per share. The decrease in stockholders' equity resulting from the treasury stock purchase was partially offset by a $401,000 increase in retained earnings. Retained earnings increased due to the $560,000 net income reported for the nine months ended June 30, 1997, less $159,000 in cash dividends paid during the year.

As of June 30, 1997, the Company's reported book value per share, using total stockholders' equity of $20.5 million (net of the cost of unallocated ESOP and RRP shares) and 1,025,321 outstanding shares of common stock (the total issued shares including unallocated ESOP and RRP shares, less treasury shares), equaled $19.97 per share.

Subsequent to the quarter ended June 30, 1997, the Company announced its intention to pay a cash dividend of $.05 per share on August 27, 1997, to stockholders of record at August 13, 1997.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Congress imposed a three part capital requirement for thrift institutions. At June 30, 1997, the Association's actual and required capital amounts under each of the three requirements were as follows:

- Tangible Capital (stockholders' equity) was $18.4 million or 16.3% of total assets, exceeding the minimum requirement of 1.5% by $16.7 million.

- Core Capital (Tangible capital plus certain intangible assets) was $18.4 million or 16.3% of total assets, exceeding the minimum requirement of 3.0% by $15.0 million.

- Risk-based Capital (Core capital plus general loan and valuation allowances less an adjustment for capitalized mortgage servicing rights) equaled $18.6 million of 41.0% of risk weighted assets, exceeding the minimum requirement of 8.0% of risk weighted assets by $15.0 million.

At  June  30,  1997,  the  Association  was  considered  a  "well   capitalized"
institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  JUNE 30, 1997



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

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed herewith:

         Exhibit 11.0 - Computation of Earnings Per Share

         Exhibit 27.0 - Financial Data Schedule

     (b)  Reports on Form 8-K

         During the quarter ended June 30, 1997, the Company filed a report on Form 8-K on April 23, 1997, to report the issuance of a press release dated April 17, 1997, reporting earnings for the quarter ended March 31, 1997, announcing a stock repurchase program, and announcing the declaration of a cash dividend for the quarter ended March 31, 1997.

         During the quarter ended June 30, 1997, the Company filed a report on Form 8-K on May 15, 1997, to report the issuance of a press release dated May 14, 1997, announcing the completion of the Company's stock repurchase program.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    East Texas Financial Services, Inc.


Date:  August 4, 1997               /s/ Gerald W. Free
                                    ------------------
                                    Vice Chairman, President and CEO
                                    (Principal Executive Officer)


Date:  August 4, 1997               /s/  Derrell W. Chapman
                                    -----------------------
                                    Vice President/COO/CFO
                                    (Principal Financial and Accounting Officer)