Form 10KSB
period 1997-09-30
EAST TEXAS FINANCIAL SERVICES INC
filed 1997-12-29
CIK 929646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       [FEE REQUIRED]

                  For the fiscal year ended September 30, 1997

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

       Check  whether the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X[ NO [ ]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State  the  issuer's   revenues  for  its  most  recent   fiscal  year:
$8,194,000.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq National Market as of December 10, 1997 was $15.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

         As of December 10, 1997, there were issued and outstanding 1,026,366 shares of the Registrant's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

      Part II of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended September 30, 1997.

               Part III of Form 10-KSB - Portions of Proxy Statement for 1998 Annual Meeting of Stockholders.

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

         The Company serves its primary market area, East Texas with a concentration in Smith County, through its main office and a loan production office, which are located in Tyler, Texas, a loan production office located in Lindale, Texas and a full service branch office located in Whitehouse, Texas. At September 30, 1997, the Company had total assets of $115.9 million, deposits of $88.6 million and stockholders' equity of $20.9 million.

         The principal business of the Company consists of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company also originates commercial real estate, one- to four-family construction, multi-family and consumer loans. The Company also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. At September 30, 1997, substantially all of the Company's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Texas, with most of them located in the Company's primary market area. See "--Originations, Purchases and Sales of Loans."

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

Forward-Looking Statements

         When used in this Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Lending Activities

         General. Historically, the Company originated fixed-rate one- to four-family mortgage loans. In the early 1980's, the Company began the origination of adjustable-rate mortgage ("ARM") loans for retention in its portfolio, in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities than fixed-rate mortgage loans. The Company has continued to originate fixed-rate residential mortgage loans, however, in response to consumer demand. The Company underwrites the majority of its fixed-rate residential mortgage loans under secondary market guidelines allowing them to be saleable primarily to the Federal National Mortgage Association ("FNMA") with the servicing retained, without recourse, in order to generate fee income and reduce the Company's exposure to changes in interest rates. See "-- Loan Portfolio Composition" and "--One- to Four-Family Residential Mortgage Lending."

         The Company's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences. To a lesser extent, the Company originates loans secured by commercial real estate, one- to four-family construction, multi-family and consumer loans. At September 30, 1997, the Company's net loans held in portfolio totalled $57.1 million which constituted 49.3% of the Company's total assets. At that date, the Company had no loans held for sale.

         The Loan Committee, comprised of Director L. Lee Kidd (Chairman), President Gerald W. Free, Senior Vice President-Lending Joe C. Hobson, Chief Financial Officer Derrell W. Chapman, Treasurer William L. Wilson and Vice President-Compliance/Marketing M. Earl Davis, has the responsibility for the supervision of the Company's loan portfolio with an overview by the full Board of Directors. Loans may be approved by the Loan Committee, depending on the size of the loan, with all loans subject to ratification by the full Board of Directors. Loans in excess of $500,000 require full board approval. In addition, foreclosure actions or the taking of deeds-in-lieu of foreclosure are subject to oversight by the Board of Directors.

         The  aggregate  amount of loans that the Company is  permitted  to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Company could have invested in any one real estate project, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation--Federal Regulation of Savings Associations. At September 30, 1997, the maximum amount which the Company could have lent to any one borrower and the borrower's related entities was approximately $2.6 million. At September 30, 1997, the Company had no loans or lending relationships with an outstanding balance in excess of this amount. The largest amount outstanding to any one borrower, or group of related borrowers, was approximately $1.4 million at September 30, 1997, and was secured by a lien on a commercial real estate property in Tyler being operated as a retail furniture store. The next largest lending relationship outstanding at September 30, 1997 was for $782,000 and was a loan secured by a country club located in Tyler, Texas. At September 30, 1997, the next two largest lending relationships totalled $445,000 and $316,000, respectively. The $445,000 loan was secured by several duplex rental properties located in the Tyler area and the $316,000 loan was secured by a small apartment complex in Tyler, Texas. At September 30, 1997, all of these loans were performing in accordance with their respective repayment terms. The Company had no other lending relationships in excess of $300,000 at September 30, 1997.

         Loan Portfolio Composition. The following information sets forth the composition of the Company's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts, allowances for losses and loans held for sale) as of the dates indicated.

                                                                               September 30,
                                      ----------------------------------------------------------------------------------------------
                                             1997                       1996                  1995                     1994
                                      ------------------------- --------------------------------------------------------------------
                                       Amount     Percent       Amount       Percent   Amount      Percent     Amount       Percent
                                                                       (Dollars in Thousands)
Real Estate Loans
 One- to four-family residences..     $ 49,412      83.88%     $ 42,773        85.98%  $34,947        81.55%   $28,074       77.32%
 Other residential property......          569       0.97           701         1.41       724         1.69        743        2.05
 Commercial......................        4,023       6.83         3,458         6.95     4,387        10.24      5,001       13.77
 Construction....................        3,600       6.11         1,806         3.63     1,879         4.38      1,175        3.24
                                     ---------    -------     ---------      -------  --------      -------  ---------     -------
   Total real estate loans.......       57,604      97.79        48,738        97.97    41,937        97.86     34,993       96.38
                                     ---------     ------      --------       ------  --------       ------   --------      ------

Other Loans:
 Loans secured by deposits.......          488       0.83           500         1.00       404         0.94        830        2.28
 Home improvement................          563       0.96           455         0.92       451         1.05        444        1.22
 Commercial......................          252       0.42            54         0.11        63         0.15         42        0.12
                                     ---------    -------     ---------      ------- ---------      -------   --------     -------
   Total other loans.............        1,303       2.21         1,009         2.03       918         2.14      1,316        3.62
                                      --------    -------      --------      -------  --------      -------    -------     -------
     Total loans.................       58,907     100.00%       49,747       100.00%   42,855       100.00%    36,309      100.00%
                                       -------     ======      --------       ======    ------       ======    -------      ======

Less:
 Loans in process................        1,506                    1,514                    777                     639
 Deferred fees and discounts.....           18                       19                     22                      33
 Allowance for loan losses.......          273                      289                    296                     300
 Loans held for sale.............          ---                      ---                    ---                     ---
                                    ----------               ----------            -----------              ----------
     Net portfolio loans.........      $57,110                  $47,925               $ 41,760                $ 35,337
                                       =======                  =======               ========                ========

                                            September 30,
                                      ------------------------
                                                1993
                                      ------------------------
                                       Amount        Percent
                                      ---------       -------
Real Estate Loans
 One- to four-family
  residences.....................      $ 28,927         73.93%
 Other residential property......           761          1.94
 Commercial......................         5,757         14.71
 Construction....................         2,258          5.77
                                      ---------       -------
   Total real estate loans.......        37,703         96.35
                                       --------       -------

Other Loans:
 Loans secured by deposits.......           620          1.58
 Home improvement................           579          1.48
 Commercial......................           231           .59
                                      ---------       -------
   Total other loans.............         1,430          3.65
                                       --------       -------
     Total loans.................        39,133        100.00%
                                       --------        ======

Less:
 Loans in process................           892
 Deferred fees and discounts.....            65
 Allowance for loan losses.......           181
 Loans held for sale.............         9,312
                                      ---------
     Net portfolio loans.........      $ 28,683
                                       ========

         The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                                  September 30,
                                                   -------------------------------------------------------------------
                                                           1997                     1996                  1995
                                                   ---------------------     ------------------    -------------------
                                                    Amount       Percent      Amount    Percent    Amount     Percent
                                                                       (Dollars in Thousands)
Fixed-Rate Loans
 Real estate:
  One- to four-family residences..............     $36,708       62.32%      $29,635     59.57%   $ 24,313      56.73%
  Other residential property..................         569        0.97           701      1.41         724       1.69
  Commercial..................................       3,595        6.10         2,610      5.25       2,739       6.39
  Construction..............................         3,600        6.11         1,806      3.63         295       0.69
                                                   -------      ------      --------    ------    --------      -----
     Total fixed-rate real estate loans.......      44,472       75.50        34,752     69.86      28,071      65.50
                                                   -------      ------       -------    ------    --------     ------

 Other loans:
  Loans secured by deposits...................         488        0.83           500      1.00         404       0.94
  Home improvement............................         563        0.96           455      0.92         451       1.05
  Commercial..................................         252        0.42            54      0.11          63       0.15
                                                   -------      ------      --------    ------    --------     ------
     Total other fixed-rate loans.............       1,303        2.21         1,009      2.03         918       2.14
                                                   -------      ------       -------    ------    --------     ------
         Total fixed-rate loans ..............      45,775       77.71        35,761     71.89      28,989      67.64
                                                   -------      ------       -------    ------    --------     ------

Adjustable-Rate Loans
 Real estate:
  One- to four-family residences..............      12,704       21.56        13,138     26.41      10,634     24.81
  Other residential property..................         ---       ---             ---     ---           ---     ---
  Commercial..................................         428        0.73           848      1.70       1,648      3.85
  Construction loans..........................         ---       ---             ---     ---         1,584      3.70
                                                  --------      ------       -------    -----     --------    ------
     Total adjustable-rate real estate loans..      13,132       22.29        13,986     28.11      13,866     32.36
                                                   -------      ------       -------    ------    --------    ------
         Total loans..........................      58,907      100.00%       49,747    100.00%     42,855    100.00%
                                                   -------      ======       -------    ======    --------    ======
Less:
 Loans in process.............................       1,506                     1,514                   777
 Deferred fees and discounts..................          18                        19                    22
 Allowance for loan losses....................         273                       289                   296
 Loans held for sale..........................         ---                       ---                  ---
                                                   -------                   -------              --------
         Net portfolio loans..................     $57,110                   $47,925              $ 41,760
                                                   =======                   ========             ========

                                                                      September 30,
                                                  --------------------------------------------------
                                                           1994                        1993
                                                  --------------------        ----------------------
                                                  Amount       Percent        Amount         Percent
                                                  ------       -------        ------         -------
Fixed-Rate Loans
 Real estate:
  One- to four-family residences..............    $25,292          69.66%    $ 27,395          70.02%
  Other residential property..................        743           2.05          761           1.94
  Commercial..................................      3,166           8.72        4,055          10.36
  Construction..............................          ---            ---          ---           ---
                                                  -------          -----     --------         -----
     Total fixed-rate real estate loans.......     29,201          80.43       32,211          82.32
                                                  -------          -----     --------         ------

 Other loans:
  Loans secured by deposits...................        830           2.28          620           1.58
  Home improvement............................        444           1.22          579           1.48
  Commercial..................................         42           0.12          231            .59
                                                  -------         ------      -------         ------
     Total other fixed-rate loans.............      1,316           3.62        1,430           3.65
                                                  -------         ------      -------         ------
         Total fixed-rate loans ..............     30,517          84.05       33,641          85.97
                                                  -------          ------     --------         ------

Adjustable-Rate Loans
 Real estate:
  One- to four-family residences..............      2,782          7.66         1,532           3.91
  Other residential property..................        ---           ---           ---            ---
  Commercial..................................      1,835          5.05         1,702           4.35
  Construction loans..........................      1,175          3.24         2,258           5.77
                                                  -------          ------     --------         ------
     Total adjustable-rate real estate loans..      5,792          15.95        5,492          14.03
                                                  -------          ------     --------         ------
         Total loans..........................     36,309         100.00%      39,133         100.00%
                                                 --------         ======     --------         ======
Less:
 Loans in process.............................        639                         892
 Deferred fees and discounts..................         33                          65
 Allowance for loan losses....................        300                         181
 Loans held for sale..........................       ---                        9,312
                                                 --------                    --------
         Net portfolio loans..................   $ 35,337                    $ 28,683
                                                 ========                    ========

         The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at September 30, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                           Real Estate
                                  --------------------------------------------------------------------------------------------------
                                  One- to Four-Family             Other Residential          Nonresidential           Construction
                                  ------------------------      ----------------------   --------------------     ------------------
                                                 Weighted                    Weighted                Weighted     Amount    Weighted
                                                  Average                     Average                 Average                Average
                                   Amount           Rate        Amount         Rate       Amount       Rate                    Rate
                                   ------------- ---------      ----------------------   --------------------     ------------------
                                                                        (Dollars in Thousands)

Due During Periods
Ending September 30,
1998........................        $1,785           7.88%      $    ---         0.00%   $1,450          8.84%     $2,094    8.36%
1999........................           947           8.17            ---          ---        27          7.50        ---     ---
2000........................         4,008           7.64            ---          ---        28          8.00        ---     ---
2001........................         3,659           7.08            ---          ---       443          9.30        ---     ---
2002........................         3,775           7.97            316         7.64        41          9.00        ---     ---
2003........................           820           7.50            ---          ---       117          9.50        ---     ---
2004 to 2007................         3,368           8.60            154         9.46       269          8.00        ---     ---
2008 to 2017................        28,000           7.68             99         8.25     1,648          8.48        ---     ---
2018 and following..........         2,759           9.50            ---          ---       ---          ---         ---     ---
                                  --------                      --------                ------                    ------
         Total..............       $49,121                      $   569                 $4,023                    $2,094
                                                                ========                 ======                    =====

                                        Other Loans                Total
                                                 Weighted                  Weighted
                                                  Average                   Average
                                      Amount        Rate       Amount         Rate
                                      ------        ----       ------         ----

Due During Periods
Ending September 30,
1998........................            $520        7.87%      $5,849          8.22%
1999........................             86         8.22        1,060          8.16
2000........................             90         8.77        4,126          7.67
2001........................             47         7.94        4,149          7.33
2002........................             72         9.49        4,204          7.98
2003........................              5         8.50          942          7.75
2004 to 2007................            255         8.57        4,046          8.59
2008 to 2017................            228         8.08       29,975          7.73
2018 and following..........            ---          ---        2,759          9.50
                                     ------                   -------
         Total..............         $1,303                   $57,110
                                     ======                   =======

         The total amount of loans due after September 30, 1998 which have predetermined interest rates is $40.3 million while the total amount of loans due after such date which have floating or adjustable interest rates is $11.0 million.

         One- to Four-Family Residential Mortgage Lending. The Company focuses its lending efforts primarily on the origination of conventional loans for the acquisition of owner-occupied, one- to four-family residences. At September 30, 1997, the Company's one- to four-family residential mortgage loans totalled
$49.4 million, or 83.9% of the Company's gross loan portfolio. The Company originates these loans primarily from referrals from real estate agents, existing customers, walk-in customers, builders and from responses to the Company's marketing campaign, directed primarily to individuals in its market area.

         The Company currently originates fixed-rate and ARM loans. During the year ended September 30, 1997, the Company originated $22.8 million and $1.9 million of fixed-rate mortgage and adjustable rate mortgage loans, respectively, which were secured by one- to four-family residences. During the same period, the Company sold $4.7 million of fixed-rate real estate loans which were secured by one- to four-family residences.

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

         Commercial Real Estate and Multi-Family Residential Lending. The Company engages in multi-family and commercial real estate lending, including permanent loans secured primarily by apartment buildings, office buildings and retail establishments in the Company's primary market area. At September 30, 1997, the Company had $4.0 million and $569,000, respectively, of commercial real estate and multi-family loans, which represented 6.8% and 1.0%, respectively, of the Company's gross loan portfolio.

         Generally, commercial and multi-family real estate loans originated by the Company are fixed-rate loans. To a lesser extent, the Company originates adjustable-rate loans, with annual adjustments based upon either the one year Constant Maturity Treasury Securities Rate or the Chase Manhattan Prime Rate, subject to limitations on the maximum annual and total interest rate increase or decrease over the life of the loan. Commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. The Company analyzes the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the net income generated by the property securing the loan and the value of the property itself. The Company generally requires personal guaranties of the borrowers in addition to the security property as collateral for such loans and personal financial statements on an annual basis. Appraisals on properties securing commercial and multi-family real estate loans originated by the Company are generally performed by independent fee appraisers approved by the Board of Directors.

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

         Construction Lending. The Company engages in residential construction lending, with $3.6 million, or 6.1% of its gross loan portfolio in construction loans as of September 30, 1997. The Company offers loans to owner-occupants and builders for the construction of one- to four-family residences. Currently, such loans are offered with terms to maturity of up to nine months and in amounts generally up to 80% of the appraised value of the security property.

         The Company's construction loans require the payment of interest only on a quarterly basis. The Company generally makes permanent loans on the underlying property consistent with its underwriting standards for one- to four-family residences. The Company also offers loans to a few selected builders in its primary market area to build residential properties in anticipation of the sale of the house or where the house has been presold. Such loans are made for a term of nine months. The Company usually disburses funds on construction loans directly to the builder at certain intervals based upon the completed percentage of the project and inspections of loans in process are performed by the Company's staff. At September 30, 1997, $3.6 million, or 100% of the Company's gross construction loans, were to builders for the construction of residences which had not been pre-sold.

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

         At September 30, 1997, the Company's consumer loan portfolio totalled $1.1 million, or 1.8% of its total gross loan portfolio. All consumer loans are currently originated with fixed rates of interest.

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

         Consumer loans may entail greater credit risk than do residential mortgage loans. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has historically been low, at September 30, 1997, six loans, totalling $18,000, or approximately 1.7% of the consumer loan portfolio, was 60 days or more delinquent. There can be no assurance that delinquencies will not increase in the future.

         At September 30, 1997, the Company also had $252,000 in commercial business loans outstanding, or .42 percent of the Company's total loan portfolio. The Company's commercial business lending activities have encompassed loans with a variety of purposes and security, including loans to finance inventory and equipment. Generally, the Company's commercial business lending has been limited to borrowers headquartered, or doing business, in the Company's market area. Management does not currently contemplate significantly increasing its commercial business lending activity.

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

Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities

         Real estate loans are generally originated by the Company's staff of salaried loan officers. Loan applications are taken and processed at its main office and its loan production offices.

         In fiscal 1997, the Company originated $24.7 million of loans, compared to $25.2 million and $19.8 million in fiscal 1996 and 1995, respectively. Management attributes the sustained lending activity to continued lower interest rates and economic conditions in the Tyler area. In fiscal 1997, $18.2 million of loans and mortgage-backed securities were repaid compared to $21.1 million and $12.5 million in fiscal 1996 and 1995 respectively.

         The Company currently sells its fixed-rate one- to four-family residential mortgage loans with maturities of greater than 15 years, without recourse, to FNMA, generally on a servicing retained basis. Sales of whole loans generally are beneficial to the Company since these sales may generate income at the time of sale, produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Company sold whole loans in aggregate amounts of $4.7 million, $7.7 million and $5.2 million during the years ended September 30, 1997, 1996 and 1995, respectively. The Company sells loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale should not adversely affect the Company's income at the time of sale.

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

         When loans are sold, the Company typically retains the responsibility for servicing the loans. The Company receives a fee for performing these services. The Company serviced for others mortgage loans amounting to $39.4 million, $40.1 million and $37.2 million at September 30, 1997, 1996, and 1995, respectively.

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

                                                                      Year Ended September 30,
                                                        --------------------------------------------------
                                                           1997          1996          1995          1994
                                                        --------      --------      --------      --------
                                                                            (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family                     $  1,874      $  4,841      $  9,923      $  3,874
                  - multi-family                            --            --            --            --
                  - commercial                              --            --            --             416
  Non-real estate - consumer                                --            --            --            --
                  - commercial business                     --            --            --            --
                                                        --------      --------      --------      --------
         Total adjustable-rate                             1,874         4,841         9,923         4,290
                                                        --------      --------      --------      --------
 Fixed-rate:
  Real estate - one- to four-family                       21,170        20,208         9,736        16,836
                  - multi-family                            --            --            --            --
                  - commercial                             1,592           170          --            --
  Consumer                                                    54             4             3           312
  Commercial business                                       --            --             138           242
                                                        --------      --------      --------      --------
         Total fixed-rate                                 22,816        20,382         9,877        17,390
                                                        --------      --------      --------      --------
         Total loans originated                           24,690        25,223        19,800        21,680
                                                        --------      --------      --------      --------

Purchases:
  Real estate - one- to four-family                         --            --            --            --
                  - multi-family                            --            --            --            --
                  - commercial                              --            --            --            --
  Non-real estate - consumer                                --            --            --            --
                  - commercial business                     --            --            --            --
                                                        --------      --------      --------      --------
         Total loans purchased                              --            --            --            --
  Mortgage-backed securities (excluding REMICs and
     CMOs                                                  4,982           913        38,172        13,116
  REMICs and CMOs                                           --            --            --            --
                                                        --------      --------      --------      --------
     Total purchases                                       4,982           913        38,172        13,116
                                                        --------      --------      --------      --------

                                                                      Year Ended September 30,
                                                        --------------------------------------------------
                                                           1997          1996          1995          1994
                                                        --------      --------      --------      --------
                                                                            (In Thousands)
Sales and repayments:
  Real estate - one- to four-family                        4,740         7,718         5,191        14,233
                  - multi-family                            --            --            --            --
                  - commercial                              --            --            --            --
  Non-real estate - consumer                                --            --            --            --
                  - commercial business                     --            --            --            --
                                                        --------      --------      --------      --------
         Total loans sold                                  4,740         7,718         5,191        14,233
                                                        --------      --------      --------      --------
  Mortgage-backed securities                                --            --            --          43,886
                                                        --------      --------      --------      --------
         Total sales                                       4,740         7,718         5,191        58,119
  Principal repayments - Loans                            10,742        11,434         8,087        10,001
  Principal repayments - mortgage-backed securities        7,416         9,648         4,371         6,424
                                                        --------      --------      --------      --------
        Total reductions                                  22,898        28,800        17,649        74,544
                                                        --------      --------      --------      --------
  Increase (decrease) in other items, net                    (30)           37          (159)         (104)
                                                        --------      --------      --------      --------
         Net increase (decrease)                        $  6,744      $ (2,627)     $ 40,164      $(39,852)
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

         Generally, when a loan becomes delinquent 90 days or more, or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued but unpaid interest income on the loan is taken out of current income. Each account is handled on an individual basis. The loan will be transferred back to an accrual status if the borrower brings the loan current.

         The following table sets forth the Company's loan delinquencies by type, amount and percentage of type at September 30, 1997.

                                               Loans Delinquent For:
                                --------------------------------------------------------------     Total Loans Delinquent
                                          60-89 Days                   90 Days and Over              60 Days and Over
                                ------------------------------    ----------------------------  ---------------------------
                                                       Percent                         Percent                     Percent
                                                      of Loan                         of Loan                      of Loan
                                 Number    Amount     Category    Number     Amount  Category   Number   Amount    Category
                                 ------    ------     --------    ------     ------  --------   ------   ------    --------
                                                                       (Dollars in Thousands)
Real Estate:
  One- to four-family.....         36       $782          1.6%       9       $306        0.6%      45    $1,088         2.2%
  Multi-family............          1         71         12.5      ---        ---       ---         1        71        12.5
  Commercial..............        ---        ---         ---       ---        ---       ---       ---       ---        ---
  Construction or
    Development...........          1         14          0.4      ---        ---       ---         1        14         0.4

Consumer..................          2         14          1.7        4          4        0.5        6        18         1.7
Commercial business.......        ---        ---         ---       ---        ---       ---       ---       ---        ---
                                  ---      -----         ---       ---      -----       ---      ----   -------       ----

      Total...............         40       $881          1.5%      13       $310        0.5%      53    $1,191         2.0%
                                   ==       ====          ===       ==       ====        ===      ===    ======        ====

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

                                                                                  September 30,
                                                           ---------------------------------------------------------
                                                           1997          1996         1995         1994        1993
                                                           ----          ----         ----         ----        ----
                                                                              (Dollars in Thousands)
Non-accruing loans:
  One- to four-family.............................         $306          $449         $294         $295         $445
  Other loans.....................................            4             1          ---          ---          ---
                                                           ----          ----        -----        -----
     Total........................................          310           450          294          295          445
                                                            ---           ---          ---          ---

Accruing loans delinquent more than 90 days:
  One- to four-family.............................          ---           ---           12           12           21
                                                          -----         -----         ----         ----         ----
     Total........................................          ---           ---           12           12           21
                                                          -----         -----         ----         ----         ----

Foreclosed assets:
  One- to four-family.............................          ---           ---           90          ---           59
                                                          -----         -----         ----        -----         ----
     Total........................................          ---           ---           90          ---           59
                                                          -----         -----         ----        -----         ----

Total non-performing assets.......................         $310          $450         $396         $307         $525
                                                           ====          ====         ====         ====         ====
Total as a percentage of total assets.............         0.27%         0.39%        0.34%        0.27%        0.45%
                                                           ====          ====         ====         ====         ====

         For the year ended September 30, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $28,000. The amount that was included in interest income on such loans was $19,000 for the year ended September 30, 1997.

         Other Assets of Concern. As of September 30, 1997, there was approximately $66,000 in net book value of assets classified by the Company because of known information about the possible credit problems of the borrowers or the cash flows of the security property has caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such item in the non-performing asset categories. Other assets of concern consisted of three one- to four-family residences at September 30, 1997. All of these loans are being monitored by the Company due to periodic delinquencies. See "--Allowance for Loan Losses."

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 1997, the Company had classified $904,000 assets as substandard, none as doubtful, and none as loss. Classified assets and non-performing assets differ in that classified assets may include loans less than 90 days delinquent. Also, assets guaranteed by governmental agencies such as the Veterans Administration or the Federal Housing Administration are not included in classified assets but are included in non-performing assets.

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

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At September 30, 1997, the Company had a total allowance for loan losses of $273,000 which equaled 88.1% of non-performing loans, .48% of total loans and .24% of total assets. See Note 1 of the Notes to Consolidated Financial Statements.

         The following table sets forth an analysis of the Company's allowance for loan losses.

                                                  Year Ended September 30,
                                    ----------------------------------------------------
                                     1997       1996        1995        1994        1993
                                    -----      -----       -----       -----       -----
                                                   (Dollars in Thousands)

Balance at beginning of period      $ 289      $ 296       $ 300       $ 181       $ 122

Charge-offs:
  One- to four-family                  26          7           4           2           1
  Other loans                           1       --          --          --          --
                                    -----      -----       -----       -----       -----
    Total charge-offs                  27          7           4           2           1
                                    -----      -----       -----       -----       -----

Recoveries:
  One- to four-family                   6       --          --          --          --
  Other loans                        --         --          --          --          --
                                    -----      -----       -----       -----       -----
    Total recoveries                    6       --          --          --          --
                                               -----       -----       -----       -----

Net charge-offs                        21         (7)         (4)         (2)         (1)
Additions charged to operations         5       --          --           121          60
                                    -----      -----       -----       -----       -----
Balance at end of period            $ 273      $ 289       $ 296       $ 300       $ 181
                                    =====      =====       =====       =====       =====

Ratio of net charge-offs during
 the period to average loans
 outstanding during the period       0.04%       .02%       0.01%       0.01%       ---%
                                    =====      =====       =====       =====       =====

Ratio of net charge-offs during
 the period to average non-
 performing assets                   5.53%      1.66%       1.14%       0.48%       0.20%
                                    =====      =====       =====       =====       =====

         The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                        September 30,
                         -----------------------------------------------------------------------------------------------------
                                      1997                               1996                           1995
                         -----------------------------------   -----------------------------  --------------------------------
                                                   Percent                          Percent                          Percent
                                                   of Loans                       of Loans                           of Loans
                                                   in Each                         in Each                           in Each
                                       Loan         Category              Loan     Category               Loan       Category
                                    Amounts by      to Total           Amounts by   to Total            Amounts by   to Total
                            Amount   Category         Loans     Amount   Category    Loans     Amount   Category      Loans
                            ------   --------        ------     -----   ----------- ------     -----    ---------     -----
                                                                    (Dollars in Thousands)

One- to four-family......   $    88   $49,412        83.88      $102   $42,773        85.98%    $ 80     $34,947       81.55%
Multi-family.............       ---       569         0.97       ---       701         1.41      ---         724        1.69
Commercial real estate...       ---     4,023         6.83       ---     3,458         6.95      ---       4,387       10.24
Construction or
  development............       ---     3,600         6.11       ---     1,806         3.63                1,879        4.38
Other loans..............       ---     1,303         2.21       ---     1,009         2.03      ---         918        2.14
Unallocated..............       185       ---          ---       187       ---          ---      216         ---         ---
                            -------   -------        ------      ---    -------      -- ---     ----      ------       ------
     Total..............    $   273   $58,907       100.00%     $289   $49,747       100.00%    $296     $42,855      100.00%
                            =======   =======       ======      ====   =======       ======     ====     =======      ======

                                                   September 30,
                              ----------------------------------------------------------
                                         1994                         1993
                              ----------------------------- ----------------------------

                                                  Percent                       Percent
                                                  of Loans                      of Loans
                                                  in Each                       in Each
                                       Loan      Category              Loan     Category
                                     Amount by    to Total          Amount by   to Total
                             Amount   Category     Loans    Amount   Category    Loans
                             ------   --------     -----    ------   --------    -----

One- to four-family......     $ 90    $28,074       77.32%   $107   $28,927       73.93%
Multi-family.............        4        743        2.05     ---       761        1.94
Commercial real estate...       29      5,001       13.77      31     5,757       14.71
Construction or
  development............      ---      1,175        3.24     ---     2,258        5.77
Other loans..............        7      1,316        3.62     ---     1,430        3.65
Unallocated..............      170        ---         ---      43       ---         ---
                              ----    -------      ------   -----   -------      ------
     Total..............      $300    $36,309      100.00%   $181   $39,133      100.00%
                              ====    =======      ======    ====   =======      ======

Investment Activities

         Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

         At September 30, 1997, the Company had two investment portfolios, one consisting of mortgage-backed securities and the other consisting principally of U.S. Government obligations. These investments were made in order to generate income and because these securities carry a low risk weighting for OTS risk-based capital purposes and satisfy OTS liquid-asset requirements. See "Regulation--Capital Requirements" and "--Liquidity."

         At September 30, 1997, the Company's investment securities totalled $23.1 million or 19.9% of total assets and mortgage-backed securities totalled $22.5 million or 19.4% of total assets. For information regarding the amortized cost, market and accounting classification values of the Company's investment securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements. At September 30, 1997, the weighted average term to maturity or repricing of the investment securities portfolio, excluding FHLB stock, was 1.4 years. For information regarding the amortized cost, market values and accounting classification of the Company's mortgage-backed securities portfolio, see Note 4 of the Notes to Consolidated Financial Statements.

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

         The Company's mortgage-backed and related securities portfolio consists primarily of securities issued under government-sponsored agency programs, including those of GNMA, FNMA and FHLMC. The securities are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable rate, single-family residential mortgages issued by these government-sponsored entities. The securities generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected.

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

         The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.

                                                                           September 30,
                                             ------------------------------------------------------------------------
                                                     1997                      1996                         1995
                                             -------------------        ------------------        -------------------
                                               Book         % of         Book        % of          Book          % of
                                              Value         Total        Value       Total         Value         Total
                                             -------       ------      --------        ---        --------         ---
                                                                       (Dollars in Thousands)
Mortgage-backed securities
available-for-sale
  GNMA...............................       $    955         4.24%     $    ---        ---%       $    ---        ---%
  FHLMC...............................         2,103         9.34           ---        ---             ---         ---
  FNMA................................         1,142         5.08           ---        ---             ---         ---
                                             -------       ------      --------        ---        --------         ---
     Subtotal.........................         4,200        18.66           ---        ---             ---         ---
                                             -------       ------      --------        ---        --------         ---

Mortgage-backed securities held-to-
maturity:
  GNMA...............................            ---         0.00           ---        ---             ---         ---
  FHLMC...............................        14,774        65.64        20,289       81.33        27,015        80.07
  FNMA................................         3,311        14.71         4,569       18.31         6,573        19.48
                                             -------       ------        ------       -----      --------       ------
     Subtotal.........................        18,085        80.35        24,858       99.64        33,588        99.55
                                              ------       ------

Unamortized premium, net..............           223         0.99            91        0.36           153         0.45


  Total mortgage-backed securities....       $22,508       100.00%      $24,949      100.00%      $33,741       100.00%
                                             =======       ======       =======      ======       =======       ======

                                                                  September 30,
                                             ----------------------------------------------------
                                                        1994                       1993
                                             --------------------------------- ------------------
                                                Book          % of           Book          % of
                                                Value         Total          Value         Total
                                              --------           ---       --------      --------
Mortgage-backed securities
available-for-sale
  GNMA...............................        $     ---          ---%      $     ---          ---%
  FHLMC...............................             ---           ---            ---           ---
  FNMA................................             ---           ---            ---           ---
                                              --------           ---       --------      --------
     Subtotal.........................             ---           ---            ---           ---
                                              --------           ---       --------      --------

Mortgage-backed securities held-to-
maturity:
  GNMA...............................             ---           ---         16,611           44.66
  FHLMC...............................            ---           ---         14,193           38.16
  FNMA................................            ---           ---          5,941           15.97
                                               ------        ------       --------         -------
     Subtotal.........................            ---           ---         36,745           98.79
                                                                          --------         -------

Unamortized premium, net..............            ---           ---            449            1.21


  Total mortgage-backed securities....         $  ---           ---%       $37,194          100.00%
                                               ======        ======        =======          ======

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at September 30, 1997.


                                                                      Due in                       Total Mortgage-Backed Securities
                                                     -------------------------------------------   --------------------------------
                                                     5 Years     5 to 10    10 to 20     Over 20        Amortized           Market
                                                     or Less      Years       Years       Years           Cost              Value
                                                     -------      -----       -----       -----           ----              -----
                                                                                (Dollars in Thousands)
Mortgage-backed securities available-for-sale:
  GNMA............................................    $    ---    $   ---   $     ---   $     978      $      978       $      978
  FHLMC...........................................         ---        ---         ---       2,175           2,175            2,190
  FNMA............................................         ---        ---         488         692           1,180            1,187
                                                     ---------    -------    --------   ---------        --------        ---------
    Total available-for-sale......................         ---        ---         488       3,845           4,333            4,356
                                                     ---------    -------    --------    --------        --------        ---------

Mortgage-backed securities held-to-maturity:
  GNMA............................................         ---        ---         ---         ---             ---              ---
  FHLMC...........................................       4,067        ---         ---      10,752          14,819           15,146
  FNMA............................................         ---        ---         ---       3,333           3,333            3,465
                                                     ---------    -------   ---------     -------       ---------        ---------
    Total held-to-maturity........................       4,067        ---         ---      14,085          18,152           18,611
                                                        ------    -------   ---------    --------        --------         --------
    Total mortgage-backed securities..............      $4,067    $   ---     $   488     $17,930         $22,485          $22,967
                                                        ======    =======     =======     =======         =======          =======

  Weighted average yield..........................       6.57%       ---%       6.35%       7.34%           7.18%

         The following table sets forth the composition of the Company's investment securities, excluding mortgage-backed securities, at the dates indicated.

                                                                           September 30,
                                             --------------------------------------------------------------------------
                                                     1997                       1996                     1995
                                             -----------------------   ----------------------  ------------------------
                                               Amortized     % of      Amortized      % of      Amortized       % of
                                                 Cost        Total       Cost         Total       Cost          Total
                                               ---------    -------     --------      ------     --------       ------
                                                                     (Dollars in Thousands)
Investment securities available-for-sale:
  U.S. government securities...............    $     ---        ---%    $    ---         ---%     $    ---         ---%
  Federal agency obligations...............          ---        ---         ---          ---          ---          ---
 Mutual funds(1)...........................          ---        ---         ---          ---          ---          ---
                                               ---------    -------     --------       ------     --------       ------
  Total investment securities..............          ---        ---         ---          ---          ---          ---
                                               ---------    -------     --------       ------     --------       ------

Investment securities held-to-maturity:
  U.S. government securities...............        2,511       7.65       1,998         5.23         1,996         5.20
  Federal agency obligations...............       20,547      62.64      28,141        73.61        28,267        73.68
  Other investment securities(1)...........          ---        ---         ---          ---          ---          ---
                                               ---------    -------     --------       ------     --------       ------
  Total investment securities..............       23,058      70.29      30,139        78.84        30,263        78.88
                                               ---------    -------     --------       ------     --------       ------

Average remaining life of investment
 securities................................    1.4 years               1.4 years                1.3 years

Other interest-earning assets:
  FHLB stock...............................        1,006       3.07         949         2.48           893         2.33
  Interest-bearing deposits with banks(3)..        7,988      24.35       6,658        17.42         6,515        16.97
  Other overnight deposits(3)..............          754       2.29         480         1.26           697         1.82
                                               ---------    -------     --------       ------     --------       ------

     Total other interest-earning assets...        9,748      29.71       8,087        21.16         8,105        21.12
                                               ---------    -------     --------      ------      --------       ------

Total investment securities, FHLB
 stock and other interest-earning
 assets....................................      $32,806     100.00%    $38,226       100.0%       $38,368       100.00%
                                                 =======     ======     =======       =====        =======       ======
-----------------

(1)  Includes investments in adjustable rate mortgage-backed mutual funds.
(2)  Includes investments in insured certificates of deposit.
(3) Includes securities purchased under agreement to resell and federal funds sold.

         The following table sets forth the composition and maturities of the Company's investment securities portfolio at September 30, 1997.



                                                                            At September 30, 1997
                                           ---------------------------------------------------------------------------------------
                                                                                                                   Total
                                                                      Amortized Cost                      Investment    Securities
                                           -------------------------------------------------------------  ------------------------
                                               Less
                                               Than       1 to 3        3 to 5      Over 5     No Stated   Amortized       Market
                                             1 Year        Years         Years       Years     Maturity       Cost         Value
                                           --------      -----       ------          -----  --------        ------       ------
                                                                           (Dollars in Thousands)
Investment securities available-for- sale:
  U.S. government securities.............  $      ---  $      ---     $    ---    $    ---     $    ---      $     ---     $   ---
  Federal agency obligations.............         ---         ---          ---         ---          ---            ---         ---
  Mutual funds...........................         ---         ---          ---         ---          ---            ---         ---
  Other securities.......................         ---         ---          ---         ---          ---            ---         ---

Investment securities held-to-maturity
  U.S. government securities.............         ---       2,511          ---         ---          ---          2,511       2,520
  Federal agency obligations.............      11,011       8,533        1,003         ---          ---         20,547      20,608
  Other securities.......................         ---         ---          ---         ---          ---            ---         ---
                                           ----------  ----------     ---------    --------     --------     ---------    --------
     Total investment securities.........     $11,011     $11,044       $1,003     $   ---      $   ---        $23,058     $23,128
                                              =======     =======       ======     =======      =======        -------     -------

Weighted average yield...................       6.05%       6.07%        5.92%        ---%         ---%          6.06%

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

         The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. In this regard, deposits decreased from $90.8 million at September 30, 1996 to $88.6 million at September 30, 1997. Management believes that the decrease in deposits was due to its decision not to pay the highest rates in the local market. Based on its experience, the Company believes that its deposits are relatively stable sources of funds. However, the ability of the Company to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                                           September 30,
                                                    1997                        1996                       1995
                                            -----------------------     -----------------------    ----------------------
                                                            Percent                    Percent                   Percent
                                             Amount        of Total      Amount        of Total    Amount        of Total
                                            -------         ------      -------        ------      -------         ------
                                                                        (Dollars in Thousands)
Transaction and Savings Deposits:

Non-interest checking.................       $1,882           2.13%     $ 1,997          2.20%      $2,692           2.91%
NOW accounts .........................        1,279           1.44        1,514          1.67        1,467           1.59
Passbook accounts.....................        2,681           3.03        3,010          3.32        2,906           3.14
Money market accounts.................        5,812           6.56        6,575          7.24        6,140           6.64
                                            -------         ------      -------        ------      -------         ------
    Total non-certificates............       11,654          13.16       13,096         14.43       13,205          14.28
                                            -------         ------      -------        ------      -------         ------
Certificates:

    0.00 -  3.99%.....................          383           0.43          ---         ---            222           0.24
    4.00 -  4.99%.....................       15,163          17.12       18,669         20.57       21,570          23.32
    5.00 -  5.99%.....................       54,522          61.57       52,775         58.14       46,612          50.40
    6.00 -  6.99%.....................        4,756           5.37        4,147          4.57        8,605           9.31
    7.00 -  7.99%.....................        2,073           2.35        2,081          2.29        2,245           2.43
    8.00 -  8.99%.....................          ---          ---            ---         ---             15           0.02
                                            -------         ------      -------        ------      -------         ------
    Total certificates................       76,897          86.84       77,672         85.57       79,269          85.72
                                            -------         ------      -------        ------      -------         ------

Total Deposits........................      $88,551         100.00%     $90,768        100.00%     $92,474         100.00%
                                            =======         ======      =======        ======      =======         ======

         The following table sets forth the savings flows at the Company during the periods indicated.


                                              Year Ended September 30,
                                     -----------------------------------------
                                         1997            1996            1995
                                     ---------       ---------       ---------
                                               (Dollars in Thousands)
Opening balance                      $  90,768       $  92,474       $ 102,200

Deposits                                14,394          16,039          16,264
Withdrawals                             18,823          19,902          26,951
Interest credited                        2,212           2,157             961
                                     ---------       ---------       ---------

Ending balance                       $  88,551       $  90,768       $  92,474
                                     =========       =========       =========

Net increase (decrease)              $  (2,217)      $  (1,706)      $  (9,726)
                                     =========       =========       =========

Percent increase (decrease)              (2.44)%         (1.84)%         (9.52)%
                                     =========       =========       =========

         The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 1997.

                                  0.00-        4.00-       5.00-         6.00-       7.00-      8.00% or                    Percent
                                  3.99%        4.99%       5.99%         6.99%       7.99%       Greater          Total     of Total
                                  -----        -----       -----         -----       -----       -------          -----     --------
                                                                     (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:

December 31, 1997...............   $383       $6,755      $12,101      $  438       $    10      $     ---       $19,687      25.60%
March 31, 1998..................    ---        4,925       10,093         560            75            ---        15,653      20.36
June 30, 1998...................    ---        1,401        9,127         400            44            ---        10,972      14.28
September 30, 1998..............    ---        1,270       10,232         ---             5            ---        11,507      14.96
December 31, 1998...............    ---          497        3,560         ---            15            ---         4,072       5.30
March 31, 1999..................    ---          315        2,756         208             6            ---         3,285       4.27
June 30, 1999...................    ---          ---        2,180         470           ---            ---         2,650       3.45
September 30, 1999..............    ---          ---        1,419         125           ---            ---         1,544       2.01
December 31, 1999...............    ---          ---          479         347           177            ---         1,003       1.30
March 31, 2000..................    ---          ---          812         343         1,724            ---         2,879       3.74
June 30, 2000...................    ---          ---          512         460           ---            ---           972       1.26
September 30, 2000..............    ---          ---          992         678           ---            ---         1,670       2.17
Thereafter......................    ---          ---          259         727            17            ---         1,003       1.30
                                  -----      -------      -------      ------       -------       --------       -------     ------
   Total........................   $383      $15,163      $54,522      $4,756         2,073       $    ---       $76,897     100.00%
                                  =====      =======      =======      ======       =======       ========       =======     ======

   Percent of total.............   0.50%       19.72%       70.90%       6.18%         2.70%           ---%
                                  =====     ========     ========     =======       =======       =========

         The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of September 30, 1997.

                                                                        Maturity
                                                    ---------------------------------------------------
                                                                    Over         Over
                                                    3 Months       3 to 6       6 to 12         Over
                                                    or Less        Months       Months        12 months        Total
                                                    --------      -------      --------        -------         -------
                                                                            (In Thousands)
Certificates of deposit of less
 than $100,000..............................        $  9,557      $ 9,055       $14,365        $14,866         $47,843

Certificates of deposit of
 $100,000 or more...........................          10,130        6,598         8,114          4,212          29,054
                                                    --------      -------      --------        -------         -------

Total certificates of deposit...............         $19,687      $15,653       $22,479        $19,078         $76,897
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

         During the fiscal year ended September 30, 1997, the Company began borrowing funds through the FHLB of Dallas advance program. The Company used the proceeds to invest in adjustable rate mortgage-backed securities with yields greater than the cost of the advance. The intent of the program was to make better use of the Company's excess capital by increasing the overall size of the Company's balance sheet.

         The advances used in the program are short-term, usually 30-35 days. The rates on the advances, which are established by the FHLB of Dallas, generally are linked to comparable short term U.S. Treasury interest rates or a short term index such as the 30 day London Interbank Offering Rate (LIBOR). The Company invests the advance proceeds in a dollar-for-dollar matching program in adjustable mortgage-backed pass-through securities. The program is designed to achieve a positive spread between the cost of the advances and the investment yield. The mortgage-backed securities are held in an "available-for-sale" accounting classification.

         The following table sets forth the maximum month-end balance of FHLB Advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.


                                                                                      Year Ended September 30,
                                                                     ---------------------------------------------------
                                                                       1997           1996           1995           1994
                                                                       ----           ----           ----           ----
                                                                                      (Dollars in Thousands)
Maximum Balance:
  FHLB Advances.............................................         $4,195          $ ---          $ ---          $ ---
  Securities sold under agreements to repurchase............            ---            ---            ---            ---
  Other borrowings..........................................            ---            ---            ---            ---

Average Balance:
  FHLB Advances.............................................         $2,621           $---           $---           $---
  Securities sold under agreements to repurchase............            ---            ---            ---            ---
  Other borrowings..........................................            ---            ---            ---            ---

         The  following   table  sets  forth  certain   information  as  to  the
Association's borrowings at the dates indicated.

                                                                                    Year Ended September 30,
                                                                    -----------------------------------------------------
                                                                      1997           1996            1995           1994
                                                                    -------          ------         ------         ------
                                                                                   (Dollars in Thousands)
FHLB Advances...............................................         $4,195          $ ---          $ ---          $ ---
Securities sold under agreements to repurchase..............            ---            ---            ---            ---
Other borrowings............................................            ---            ---            ---            ---
                                                                    -------          ------         ------         ------

     Total borrowings.......................................         $4,195          $ ---          $ ---          $ ---
                                                                     ======          =====          =====          =====

Weighted average interest rate of FHLB Advances.............          5.54%           ---%           ---%           ---%

Weighted average interest rate of securities sold
 under agreements to repurchase.............................            ---            ---            ---            ---

Weighted average interest rate of other borrowings..........           ---%           ---%           ---%           ---%


Subsidiary Activities

         As a federal savings and loan association, First Federal is permitted by OTS regulations to invest up to 2% of its assets or approximately $2.3 million at September 30, 1997, in the stock of, or unsecured loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At September 30, 1997, the Association did not have any subsidiaries.


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

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of First Federal were as of March 10, 1997 and August 17, 1990, respectively. Under agency scheduling guidelines, another examination will be initiated within the next 12-18 months. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended September 30, 1997 was $36,000.

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

         The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1997, the Association's lending limit under this restriction was $2.6 million. First Federal is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

         As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27% with a minimum annual assessment of $2,000. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the

SAIF. It also provided for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment of $640,000 for the Association was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected Association's results of operations for the year ended September 30, 1996.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continue to exist, thereby imposing a greater burden on SAIF member institutions such as the Association. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with this requirement. At September 30, 1997, the Association had no intangible assets that were required to be deducted from tangible capital.

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

         At September 30, 1997, the Association had tangible capital of $17.6 million, or 15.2% of adjusted total assets, which is approximately $15.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

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

         At September 30, 1997, the Association had core capital equal to $17.6 million, or 15.2% of adjusted total assets, which is $14.1 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1997, the Association had no capital instruments that qualify as supplementary capital and $273,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at September 30, 1997.

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

         The OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On September 30, 1997, First Federal had total risk based capital of $17.9 million (including $17.6 million in core capital and no qualifying supplementary capital) and risk- weighted assets of $44.5 million (including no converted off-balance sheet assets); or total risk based capital of 40.2% of risk-weighted assets. This amount was $14.3 million above the 8% requirement in effect on that date.

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

         The imposition by the OTS or the FDIC of any of these measures on First Federal may have a substantial adverse effect on the Association's operations and profitability and the value of the common stock of the Company. Company stockholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company held by the existing stockholders of the Company.

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

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "Regulatory Capital Requirements."

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

Liquidity

         All savings associations, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what First Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. As of September 30, 1997, the minimum liquid asset ratio was 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At September 30, 1997, the Association was in compliance with both requirements, with an overall liquid asset ratio of 43.7% and a short-term liquid assets ratio of 5.4%.

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

Qualified Thrift Lender Test

         All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternate, the savings association may maintain 60% of its assets in those assets specified in Section 7701 (a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 1997, the Association met the test and has always met the test since its effectiveness.

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

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in February 1997 and received a rating of "Needs Improvement."

         As a result of the February 1997 CRA examination, the Association's Board of Directors implemented a loan program designed to lend money to low to moderate income borrowers and targeted to specific census tract locations that were considered low to moderate income areas. The program, entitled Housing Assistance Program (HAP) initially set aside $500,000 to reach low to moderate income borrowers. The Association significantly relaxed its normal loan underwriting guidelines in order to qualify the applicants. The HAP program was successful and the Association was able to loan all of the designated funds in approximately six months. For the fiscal year ended September 30, 1997, the Association funded 51 loans, including HAP loans, totaling $1.9 million to low to moderate income borrowers. Of the total loaned, 22 of the loans totaling $446,000 were located in the census tracts designated as predominately low to moderate income areas.

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

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the holding company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than First Federal or any other SAIF- insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1997, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

         As a member, First Federal is required to purchase and maintain stock in the FHLB of Dallas. At September 30, 1997, First Federal had $1.0 million in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 5.14% and were 5.86% for fiscal year 1997.

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

         For the fiscal year ended September 30, 1997, dividends paid by the FHLB of Dallas to First Federal totalled $57,000, which constitute a $2,000 increase over the amount of dividends received in fiscal year 1996. The $15,000 dividend received for the quarter ended September 30, 1997 reflects an annualized rate of 6.02%, or 16 basis points above the rate for fiscal 1997.

Federal and State Taxation

         Savings associations such as the Association that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. For the year ended September 30, 1997, the amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed only under the experience method. Prior to October 1, 1996, the bad debt reserve was allowed to be calculated under either the experience method or the percentage of taxable income method (based on an annual election.) Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         For prior years, the percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1997, the Association's Excess for tax purposes totalled approximately $2.7 million.

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

         The tax for the year 1997 is the higher of 0.25% of taxable capital (usually the amount of paid in capital plus retained earnings) or 4.5% of "net taxable earned surplus." "Net taxable earned surplus" is net income for federal income tax purposes increased by the compensation of directors and executive officers and decreased by interest on obligations guaranteed by the U.S. government. Net income cannot be reduced by net operating loss carryforwards from years prior to 1991, and operating loss carryovers are limited to five years.

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

Employees

         The Company had 29 full-time employees and one part-time employee as of September 30, 1997, none of whom was represented by a collective bargaining agreement. The Company believes that its relations with its personnel have been good.

Executive Officers Who Are Not Directors

         The following is a description of the Company's and the Association's executive officers who were not also directors as of September 30, 1997.

         Derrell W. Chapman, age 39, is Vice President, Chief Operating Officer and Chief Financial Officer of the Company and the Association. He has held such positions with the Company since its formation and the Association since 1989. Prior to his employment with the Association, Mr. Chapman was Vice President and Controller of Jasper Federal Savings and Loan Association, located in Jasper, Texas. Mr. Chapman is a certified public accountant.

         Joe C.  Hobson,  age  44,  is  Senior  Vice  President--Lending  of the
Association, a position he has held since 1992. Mr. Hobson has served the Association in various capacities since 1975.

Item 2.  Description of Property

         The Company conducts its business at its main office and a drive-through facility located in Tyler, Texas, a full service branch office located in Whitehouse, Texas and loan production offices located in Tyler and Lindale, Texas. The following table sets forth information relating to each of the Company's properties as of September 30, 1997.

                                                             Total            September 30,
                                              Owned       Approximate              1997
                               Year            or            Square                Book
Location                     Acquired        Leased         Footage               Value
--------                     --------        ------        ---------              -----
Main Office:                                                                  (In Thousands)
1200 South Beckham             1962           Owned          10,000               $415
Tyler, Texas

Full-Service Branch:

107 Highway 110 North          1984           Owned           2,500                275
Whitehouse, Texas

Loan Agencies:

4550 Kinsey Drive              1994           Owned           2,200                148
Tyler, Texas

904 South Main                 1997           Leased          1,200                ---
Lindale, Texas


         The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Association and the Company, subject to possible future expansion.

         The Company maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1997 was $150,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year, through the solicitation of proxies or otherwise during the year ended September 30, 1997.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

           Pages 25 through 26 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 6.    Management's Discussion and Analysis or Plan of Operation

           Pages 6 through 26 of the Company's 1997 Annual Report to Stockholders are incorporated herein by reference.

Item 7.    Financial Statements

           Pages 28 through 32 of the Company's 1997 Annual Report to Stockholders are incorporated herein by reference.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 21, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Association who are not also directors contained in Part I of this Form 10-KSB is incorporated herein by reference.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports are required, during the fiscal year ended September 30, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 21, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and
             Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 21, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 21, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

(b)      Reports on Form 8-K

         There was one Form 8-K, dated July 18, 1997, filed during the quarter ended September 30, 1997 to report the issuance of a press release by the Company announcing a cash dividend and earnings for the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               EAST TEXAS FINANCIAL
                                                SERVICES, INC.


Date:    December 29, 1997                 By: /s/Gerald W. Free
                                               -----------------
                                               Gerald W. Free, President, Chief
                                               Executive Officer and Director
                                               (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/Gerald W. Free                               /s/Jack W. Flock
-----------------                               ----------------
Gerald W. Free, President, Chief                Jack W. Flock, Chairman
 Executive Officer and Director                  of the Board
 (Principal Executive Officer)

Date:  December 29, 1997                        Date:  December 29, 1997


/s/Derrell W. Chapman                           /s/M. Earl Davis
---------------------                           ----------------
Derrell W. Chapman, Vice President,             M. Earl Davis, Director
 Chief Operating Officer and Chief
 Financial Officer (Principal Financial
 and Accounting Officer)

Date:  December 29, 1997                        Date:  December 29, 1997


/s/James W. Fair                                /s/Charles R. Halstead
----------------                                ----------------------
James W. Fair, Director                         Charles R. Halstead, Director

Date:  December 29, 1997                        Date:  December 29, 1997


/s/L. Lee Kidd                                  /s/H. H. Richardson, Jr.
--------------                                  ------------------------
L. Lee Kidd, Director                           H. H. Richardson, Jr., Director

Date:  December 29, 1997                        Date:  December 29, 1997


/s/Jim M. Vaughn, M.D.
----------------------
Jim M. Vaughn, M.D.

Date:  December 29, 1997