Form 10QSB
period 1997-12-31
EAST TEXAS FINANCIAL SERVICES INC
filed 1998-02-11
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended December 31, 1997

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

         The number of shares of the registrant's common stock ($.01 par value) outstanding as of December 31, 1997, was 1,026,366.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                DECEMBER 31, 1997



                                      INDEX



Part I - Financial Information

     Item 1.  Financial Statements

         Consolidated Statements of Financial Condition, December 31, 1997 (Unaudited) and September 30, 1997

         Consolidated Statements of Income, (Unaudited) three months ended December 31, 1997, and December 31, 1996

         Consolidated Statement of Changes in Stockholders' Equity, (Unaudited) three months ended December 31, 1997

         Consolidated Statements of Cash Flows, (Unaudited) three months ended December 31, 1997, and December 31, 1996

         Notes to (Unaudited)  Consolidated  Financial Statements,  December 31,
         1997


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II - Other Information

      Item 1. Legal Proceedings

      Item 2. Changes In Securities

      Item 3. Defaults Upon Senior Securities

      Item 4. Submission of Matters To a Vote of Security Holders

      Item 5. Other Information

      Item 6. Exhibits and Reports on Form 8-K

Signature

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                DECEMBER 31, 1997



PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

East Texas Financial Services, Inc. (the "Company") was formed in September of 1994 for the purpose of acquiring all of the common stock of First Federal Savings and Loan Association of Tyler (the "Association"), concurrent with its conversion from the mutual to stock form of ownership. The Company completed its initial public stock offering of 1,215,190 shares of $.01 par value common stock on January 10, 1995. The Company utilized approximately one half of the net stock sale proceeds to acquire all of the common stock issued by the Association. For additional discussion of the Company's formation and intended operations, see the Form S-1 Registration Statement (No. 33-83758) filed with the Securities and Exchange Commission and the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1997, also filed with the Commission.

The financial statements presented in this Form 10-QSB reflect the consolidated financial condition and results of operations of the Company and its wholly owned subsidiary, First Federal Savings and Loan Association of Tyler.

                                      EAST TEXAS FINANCIAL SERVICES, INC.
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                   ASSETS                                               December 31, 1997   September 30, 1997
                                                                        -----------------   ------------------
                                                                          (Unaudited)
Cash and due from banks ...........................................     $     586,802      $     508,729
Interest-bearing deposits with banks ..............................         2,545,055          6,422,404
Interest-earning time deposits with financial institutions.........         1,467,573         1,565,573
Federal funds sold ................................................         2,671,416            753,847
Mortgage-backed securities available-for-sale .....................         6,029,082          4,356,271
Investment securities held-to-maturity (estimated market value of $26,146,470 at December 31, 1997 and
     $23,128,073 at September 30, 1997) ...........................        26,077,423         23,058,359
Mortgage-backed securities held-to-maturity (estimated market value of $16,793,561 at December 31, 1997 and
      $18,611,834 at September 30, 1997) ..........................        16,303,540         18,151,765
Loans receivable, net of allowance for credit losses
     of $272,851 at December 31, 1997 and
     September 30, 1997 ...........................................        60,249,463         57,110,029
Accrued interest receivable .......................................           922,498            885,383
Federal Home Loan Bank stock, at cost .............................         1,020,900          1,005,700
Premises and equipment ............................................         1,094,361          1,123,311
Foreclosed real estate, net of allowances of $-0- .................                 0                  0
Deferred income taxes .............................................                 0                  0
Mortgage servicing rights .........................................           157,375            149,094
Other assets ......................................................           967,565            858,147
                                                                        -------------      -------------

         Total Assets .............................................     $ 120,093,053      $ 115,948,612
                                                                        =============      =============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Demand deposits ..............................................     $   3,895,981      $   1,882,109
     Savings and NOW deposits .....................................        10,063,904          9,771,266
     Other time deposits ..........................................        77,096,211         76,897,274
                                                                        -------------      -------------
         Total deposits ...........................................        91,056,096         88,550,649
     FHLB advances ................................................         7,522,000          4,195,000
     Advances from borrowers for taxes and insurance ..............           171,878            881,685
     Federal income taxes
           Current ................................................           (14,696)                 0
           Deferred ...............................................           121,318            127,909
     Accrued expenses and other liabilities .......................           255,481          1,314,001
                                                                        -------------      -------------

         Total Liabilities ........................................        99,112,077         95,069,244
                                                                        -------------      -------------

                                      EAST TEXAS FINANCIAL SERVICES, INC.
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                 (continued)


                                                                        December 31, 1997   September 30, 1997
                                                                        -----------------   ------------------
                                                                          (Unaudited)
Stockholders' equity:
     Preferred stock, $0.01 par value, 500,000
     shares authorized, none outstanding
     Common stock, $.01 par value, 5,500,000 shares authorized,
     1,256,387 shares issued ......................................            12,564             12,564
     Additional paid-in capital ...................................        12,196,879         12,196,879
     Deferred compensation - RRP shares ...........................          (300,652)          (329,748)
     Unearned employee stock ownership plan shares ................          (650,614)          (650,614)
     Net unrealized gain on securities available-for-sale .........            (4,961)            15,512
     Retained earnings (substantially restricted) .................        13,458,777         13,365,792
     Treasury stock, 230,021 shares at cost .......................        (3,731,017)        (3,731,017)
                                                                        -------------      -------------

         Total stockholders' equity ...............................        20,980,976         20,879,368
                                                                        -------------      -------------

         Total liabilities and stockholders' equity ...............     $ 120,093,053      $ 115,948,612
                                                                        =============      =============


The accompanying notes are an integral part of the financial statements.

                      EAST TEXAS FINANCIAL SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  Three Months
                               Ended December 31,
                                   (Unaudited)

                                                           1997            1996
                                                       ----------     ----------
INTEREST INCOME
   Loans receivable:
        First mortgage loans .....................     $1,134,833     $  967,638
        Consumer and other loans .................         29,305         20,527
   Securities available-for-sale:
        Mortgage-backed securities ...............         64,390              0
   Securities held-to-maturity:
        Investment securities ....................        486,080        570,919
        Mortgage-backed securities ...............        314,702        421,434
                                                       ----------     ----------
          Total interest income ..................      2,029,310      1,980,518
                                                       ----------     ----------
INTEREST EXPENSE
   Deposits ......................................      1,123,670      1,109,672
   FHLB advances .................................         62,173              0
                                                       ----------     ----------
          Total interest expense .................      1,185,843      1,109,672
                                                       ----------     ----------

          Net interest income before provision
            for loan losses ......................        843,467        870,846
   Provision for loan losses .....................              0          5,000
                                                       ----------     ----------

          Net interest income after provision
            for loan losses ......................        843,467        865,846
NONINTEREST INCOME
   Gain (loss) on sales of interest-earning assets         21,437         13,079
   Loan origination and commitment fees ..........         22,963         17,219
   Loan servicing fees ...........................         22,303         31,686
   Other .........................................         10,712         15,430
                                                       ----------     ----------

          Total noninterest income ...............         77,415         77,414
                                                       ----------     ----------

                      EAST TEXAS FINANCIAL SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  Three Months
                               Ended December 31,
                                   (Unaudited)
                                   (continued)

                                                           1997            1996
                                                       ----------     ----------

NONINTEREST EXPENSE
   Compensation and benefits .....................        492,110        427,655
   Occupancy and equipment .......................         48,246         33,864
   SAIF deposit insurance premium ................         14,147         48,051
   (Gain) loss on foreclosed real estate .........              0             58
   Other .........................................        139,666        139,937
                                                       ----------     ----------

          Total noninterest expense ..............        694,169        649,565
                                                       ----------     ----------

Income (loss) before provision for income taxes ..        226,713        293,695
Income tax expense (benefit) .....................         82,409        110,465
                                                       ----------     ----------

NET INCOME (LOSS) ................................     $  144,304     $  183,230
                                                       ==========     ==========
Earnings per common share and earnings per
common share - assuming dilution .................     $     0.15     $     0.18

The accompanying notes are an integral part of the financial statements.

                                              EAST TEXAS FINANCIAL SERVICES, INC.
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          (UNAUDITED)

THREE MONTHS ENDED
December 31, 1997
                                      Common           Unearned        Unallocated       Net Unrealized
                                     Stock and            RRP              ESOP           Gain on Avail.         Retained
                                  Paid in Capital       Shares           Shares        For Sale Securities       Earnings
                                  ---------------       ------           ------        -------------------       --------
Balance September 30, 1997 ....     $ 12,209,443     $   (329,748)     $   (650,614)     $     15,512         $ 13,365,792
Deferred compensation
     amortization .............             --             29,096              --                --                   --
Purchase of treasury
     stock at cost ............             --               --                --                --                   --
Payment of cash dividends .....             --               --                --                --               (50,082)
Accrued dividends - RRP stock .             --               --                --                --                (1,237)
Net change in unrealized
     gain on securities
     available for sale, net of
     deferred taxes of $10,547              --               --                --             (20,473)                --
Net income for the three
     months ended
     December 31, 1997 ........             --               --                --                --                144,304
Balance December 31, 1997 .....     $ 12,209,443     $   (300,652)     $   (650,614)     $     (4,961)        $ 13,458,777


                                                           Total
                                       Treasury       Stockholders'
                                         Stock            Equity
                                         -----            ------
Balance September 30, 1997 ....     $ (3,731,017)     $ 20,879,368
Deferred compensation
     amortization .............             --              29,096
Purchase of treasury
     stock at cost ............             --                --
Payment of cash dividends .....             --             (50,082)
Accrued dividends - RRP stock .             --              (1,237)
Net change in unrealized
     gain on securities
     available for sale, net of
     deferred taxes of $10,547              --             (20,473)
Net income for the three
     months ended
     December 31, 1997 ........             --             144,304
Balance December 31, 1997 .....     $ (3,731,017)     $ 20,980,976

The accompanying notes are an integral part of these financial statements.

                             EAST TEXAS FINANCIAL SERVICES, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (Unaudited)


                                                                   For The Three Months Ended
                                                                           December 31,
                                                                      1997             1996
                                                                   -----------       -----------
Cash flows from operating activities:
  Net income ................................................     $    144,304      $    183,230
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of deferred loan origination fees ........           (1,483)              (69)
      Amortization of premiums and discounts on investment
            securities, mortgage-backed securities, and loans           29,964            34,002
      Amortization of deferred compensation .................           29,096            29,095
      Compensation charge related to release of ESOP shares .           31,216            28,994
      Depreciation ..........................................           25,413            16,875
      Deferred income taxes .................................            3,956             4,567
      Stock dividends on FHLB stock .........................          (15,200)          (13,900)
      Amortization of mortgage servicing rights .............            8,686                 0
      Net (gain) loss on sale of:
        Securities held to maturity .........................                0                 0
        Foreclosed real estate ..............................                0                 0
        Net loss on disposal of fixed assets ................            3,889                 0
        Other Assets ........................................                0                 0
        Loans ...............................................          (21,438)           (4,925)
        Loans held for sale .................................                0                 0
      Proceeds from loan sales ..............................        1,596,651         1,184,950
      Origination of loans held for sale ....................                0                 0
      (Increase) decrease in:
        Accrued interest receivable .........................          (37,115)          (59,325)
        Other assets ........................................         (109,418)          136,571
        Accrued loan loss reserve ...........................                0             5,000
      Increase (decrease) in:
        Federal income tax payable ..........................                0           100,854
        Accrued expenses and other liabilities ..............       (1,073,216)         (655,252)
      Capitalized interest on time deposits .................                0                 0
                                                                   -----------       -----------

Net cash provided (used) by operating activities ............          615,305           990,667
                                                                   -----------       -----------

        The accompanying notes are an integral part of the financial statements.

                                      EAST TEXAS FINANCIAL SERVICES, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                                For the Three Months Ended
                                                                                        December 31,
                                                                                   1997              1996
                                                                               -----------       -----------
Cash flows from investing activities:
  Purchases of interest earning time deposits ...........................     $          0      $          0
  Net decrease (increase) in fed funds sold .............................       (1,917,569)       (2,074,079)
  Purchases of obligations - U.S. Govt. and agencies
      held-to-maturity ..................................................       (6,533,031)         (997,578)
  Proceeds from maturity of time deposits ...............................           98,000            98,000
  Proceeds from sale of securities held-to-maturity .....................                0                 0
  Proceeds from maturity of securities held-to-maturity .................                0                 0
  Proceeds from maturities of obligations - U.S. Govt. and
      agencies held-to-maturity .........................................        3,500,000         3,000,000
  Purchases of mortgage-backed securities available-for-sale.............       (2,029,452)                0
  Purchases of mortgage-backed securities held-to-maturity ..............                0                 0
  Principal pmts on mortgage-backed securities available-for-sale........          312,146                 0
  Principal payments on mortgage-backed securities
      held-to-maturity ..................................................        1,847,047         1,628,759
  Net originations and principal collections on loans ...................       (4,762,692)       (3,721,670)
  Acquisition cost related to foreclosed real estate ....................                0            (5,252)
  Proceeds from sale of foreclosed real estate ..........................                0            58,300
  Expenditures for premises and equipment ...............................             (352)                0
                                                                               -----------       -----------
Net cash provided (used) by investing activities ........................       (9,485,903)       (2,013,520)
                                                                               -----------       -----------
Cash flows from financing activities:
  Net increase (decrease) in:
    Non-interest bearing deposits, savings, and NOW accounts ............        2,306,510           352,830
   Time deposits ........................................................          198,937          (154,908)
   FHLB advances ........................................................       15,738,500                 0
   Repayment of FHLB advances ...........................................      (12,411,500)                0
   Advances from borrowers for taxes and insurance ......................         (709,807)         (768,788)
Dividends paid to stockholders ..........................................          (51,318)          (53,965)
Purchase of treasury stock ..............................................                0                 0
                                                                               -----------       -----------

Net cash provided (used) by financing activities ........................        5,071,322          (624,831)
                                                                               -----------       -----------

Net increase (decrease) in cash and cash equivalents ....................       (3,799,276)       (1,647,684)
Cash and cash equivalents at beginning of the period ....................        6,931,133         5,699,647
                                                                               -----------       -----------

Cash and cash equivalents at end of the period ..........................     $  3,131,857      $  4,051,963
                                                                              ============      ============


                                      EAST TEXAS FINANCIAL SERVICES, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                  (continued)

                                                                                For the Three Months Ended
                                                                                        December 31,
                                                                                   1997              1996
                                                                               -----------       -----------
Supplemental disclosure:
Cash paid for:
  Interest on deposits ..................................................     $    561,505      $    559,672
  Income taxes ..........................................................     $          0      $      5,157
Transfers from loans to real estate
  acquired through foreclosures .........................................     $          0      $    197,595
Loan losses charged to valuation allowance ..............................     $          0      $      1,185
Recoveries credited to loan loss reserves ...............................     $          0      $          0


The accompanying notes are an integral part of the financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997. The financial data and results of operations for interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 2 - EARNINGS PER SHARE

Earnings per share for the three months ended December 31, 1997 and 1996, has been computed based on net income divided by the weighted average number of common shares outstanding during the period. For the three months ended December 31, 1997 and 1996, the weighted average number of shares outstanding totaled 961,304 and 1,002,964 shares respectively

Earnings per common share - assuming dilution, for the three months ended December 31, 1997 and 1996, has been computed based on net income divided by the weighted average number of common shares outstanding. In addition, it includes the effects of all dilutive potential common shares that were outstanding during the period. For the three months ended December 31, 1997 and 1996, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 993,829 and 1,013,056 shares respectively.

For both earnings per share and earnings per common share - assuming dilution and as prescribed by the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employer's Accounting for Employees Stock Ownership Plans, the weighted average number of shares outstanding does not include unallocated Employee Stock Ownership Plan ("ESOP") shares.

See Part I, Item 1 - Note 4 to consolidated financial statements for further information on the changes applicable for earnings per share reporting.

See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three-month periods ended December 31, 1997 and 1996.

NOTE 3 - SECURITIES

The amortized cost and estimated market values of investment securities held-to-maturity as of December 31, 1997, are as follows:

                                                         Gross          Gross        Estimated
                                      Amortized       Unrealized      Unrealized       Market
                                         Cost           Gains           Losses          Value
                                     -----------     ------------    -----------     ------------
Debt securities:
      U. S. Treasury ...........     $ 2,509,325     $    14,025     $         0     $ 2,523,350


      U. S. government agency
                                      23,568,098          71,217          16,195      23,623,120
                                     -----------     -----------     -----------     -----------

           Total debt securities     $26,077,423     $    85,242     $    16,195     $26,146,470
                                     -----------     -----------     -----------     -----------

The amortized cost and estimated market values of investment securities held-to-maturity as of December 31, 1997, by contractual maturity are shown below:


                                                                      Estimated
                                                     Amortized          Market
                                                        Cost             Value
                                                    -----------      -----------
  Due in one year or less ....................      $ 9,504,316      $ 9,517,149

  Due after one year through two years .......        8,069,604        8,084,345

  Due after two years through three years ....        5,988,368        6,032,289

  Due after three years through five years ...        2,515,135        2,512,687
                                                    -----------      -----------

          Total debt securities ..............      $26,077,423      $26,146,470
                                                    -----------      -----------

As of December 31, 1997, the weighted average yield on the Company's investment security held-to-maturity portfolio was approximately 6.07% while the Company's overall investment portfolio, including securities held-to-maturity, overnight deposits and interest earning time deposits with other financial institutions was approximately 6.05%.

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of December 31, 1997, by type of security are as follows:


                      Principal      Unamortized      Unearned        Unrealized       Carrying
                       Balance         Premiums       Discounts       Gain/(Loss)       Value
                    -----------     -----------     -----------      -----------      -----------
Fixed Rate ....     $         0     $         0     $         0      $         0      $         0

Adjustable Rate       5,833,464         203,135               0           (7,517)       6,029,082
                    -----------     -----------     -----------      -----------      -----------

                    $ 5,833,464     $   203,135     $         0      $    (7,517)     $ 6,029,082
                    -----------     -----------     -----------      -----------      -----------

The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of December 31, 1997, by type of security are as follows:

                                                                                     Estimated
                      Principal      Unamortized      Unearned        Carrying         Market
                       Balance         Premiums       Discounts       Value            Value
                    -----------     -----------     -----------      -----------    -----------
Fixed Rate ....     $ 3,163,270     $         0     $     7,279     $ 3,155,991     $ 3,164,560

Adjustable Rate      13,073,684          89,345          15,480      13,147,549      13,629,001
                    -----------     -----------     -----------     -----------     -----------

                    $16,236,954     $    89,345     $    22,759     $16,303,540     $16,793,561
                    -----------     -----------     -----------     -----------     -----------

The overall yield on the Company's mortgage-backed securities portfolio as of December 31, 1997, was approximately 7.22%.

NOTE 4 - CURRENT ACCOUNTING ISSUES

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

The Statement is effective for financial statements issued for periods ending after December 15, 1997. The Company adopted the Statement as required.

SFAS No. 129 In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 129, Disclosure of Information About Capital Structure. It requires information about capital structure to be disclosed in three separate categories: information about securities, liquidation preference of preferred stock and redeemable stock.

The Statement is effective for financial statements issued for periods ending after December 15, 1997. The Company adopted the Statement as required.

The Company has not issued any preferred or redeemable stock and does not anticipate any disclosure requirements for these types of capital instruments. The Company has issued stock options and certain disclosure requirements related to the number of shares, vesting, and exercise price of the options are required to be disclosed in the financial statements. (See Note 5 to the Consolidated Financial Statements of this report for a detailed presentation of the Company's stock option plan.)

SFAS No. 130 In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS ) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in general purpose financial statements. Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income.

SFAS No. 130 requires companies to display comprehensive income in its financial statements, to classify items of comprehensive income by their nature in their financial statements and to display accumulated balances of comprehensive income in stockholders' equity separately from retained earnings and addition paid-in capital.

The Statement is effective for fiscal years beginning after December 31, 1997. The Company adopted the Statement as required.

SFAS No. 131 In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure About Segments of and Enterprise and Related Information. The Statement requires entities to report certain information about their operating segments in a complete set of financial statements. It requires them to report certain enterprise-wide information about their products and services, activities in different geographic regions and their reliance on major customers, and to disclose certain segment information in their interim financial statements.

The Statement is effective for fiscal years beginning after December 15, 1997. The Company has not determined the effects, if any, that the disclosure requirements will have on its financial statements. The Company adopted the Statement as required.

NOTE 5 - STOCK OPTION AND INCENTIVE PLAN

 The 1995 Stock Option and Incentive Plan (the "Stock Option Plan") provides for awards in the form of stock options, stock appreciation rights, limited stock appreciation rights, and restricted stock.

Options to purchase shares of common stock of the Company may be granted to selected directors, officers and key employees. The number of shares of common stock reserved for issuance under the stock option plan was equal to 121,519 or 10% of the total number of common shares issued pursuant to the conversion. The option exercise price cannot be less than the fair market value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years. Awards vest at a rate of 20% per year beginning at the date of the grant. The Company plans to use treasury stock for the exercise of options. The following is a summary of changes in options outstanding:

Options outstanding
     Balance, September 30, 1995 ...............................        103,411
           Granted at $14.125 per share ........................            -0-
           Exercised at $14.125 per share ......................         (2,090)
           Forfeited and expired ...............................            -0-
Balance, September 30, 1996 ....................................        101,321
           Granted .............................................            -0-
           Exercised at $14.125 per share ......................         (1,056)
           Forfeited and expired ...............................            -0-
      Balance, September 30, 1997 ..............................        100,276
                                                                       ========

Options exercisable at year end under stock option plan ........         38,233
                                                                       ========

Shares available for future grants .............................         18,108
                                                                       ========

During the quarter ended December 31, 1997, there were no changes to the options outstanding.

NOTE 6 - FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB or future filings by the Company with the Securities and Exchange Commission, the Company's press releases or other public or shareholder communications or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

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

                                DECEMBER 31, 1997





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

FINANCIAL CONDITION

Total assets were $120.1 million at December 31, 1997, a $4.2 million increase from the $115.9 million reported at September 30, 1997, the Company's most recent fiscal year end. The increase in total assets was the result of a $3.1 million increase in loans receivable, a $3.0 million increase in investment securities held-to-maturity and a $1.7 million increase in mortgage-backed securities available-for-sale. The increases were partially offset by a $2.0 million decrease in interest-bearing deposits with banks and federal funds sold and a $1.8 million decrease in mortgage-backed securities held-to-maturity.

The increase in loans receivable was the result of the Company's continued emphasis on one- to four-family portfolio loans. During the quarter ended
December 31, 1997, the Company continued its policy of placing all one- to four-family loans with original terms of less than or equal to 15 years and with interest rates of greater than or equal to 7.00% into portfolio. Continued lower mortgage rates influenced borrowers to select fixed rate loans and, as result, the Company was able to increase its loans receivable portfolio. Subsequent to December 31, 1997, mortgage loan rates for 15 year loans fell below the Company's 7.00% threshold. Management made the decision to then sell these loans into the secondary market. A sustained period of declining mortgage rates could impede the Company's ability to continue to increase its loans receivable portfolio as few, if any, loans would be placed into portfolio. The result could be an overall decline in the Company's yield on earning assets as cash flows normally directed to loans are reinvested into lower yielding assets.

Also, the Company was able to originate approximately $1.4 million in commercial real estate loans during the quarter ended December 31, 1997. The fixed interest rate loans ranged in size from $140,000 to $500,000, had interest rates ranging from 7.25% to 8.50% and had terms of less than 20 years. The loans were funded with borrowed funds ("advances") from the Federal Home Loan Bank of Dallas ("FHLB"). The advances were designed to mirror the terms of the loans with respect to original maturity of the loan and, if applicable, any balloon payments. In addition, the advances were set up to amortize over the same schedule as the corresponding loan and the interest rates on the advances were fixed for the term of the advance. The advances had interest rates that ranged between 6.00% and 6.15%. The result was a gross margin on each of the loans of between 125 and 235 basis points. Subject to prudent underwriting standards, favorable borrowing rates and continued strength in the local economy, the Company expects to continue to originate small to medium sized commercial real estate loans and fund them with advances from the FHLB.

At December 31, 1997, loans receivable totaled $60.2 million, compared to $57.1 million at September 30, 1997. For the quarter ended December 31, 1997, the Company originated approximately $8.1 million in loans.

The increase in the investment securities held-to-maturity portfolio was primarily the result of the Company's decision to transfer excess interest-earning bank balances and federal funds sold into longer term higher yielding investments. At December 31, 1997, the portfolio contained $9.5 million in securities with remaining terms until maturity of less than one year, $8.1 million with remaining maturities of one through two years, $6.0 million with remaining maturities of two through three years and $2.5 million with remaining maturities of three through five years.

At December 31, 1997, the investment securities held-to-maturity portfolio totaled $26.1 million, compared to $23.1 million at September 30, 1997. At December 31, 1997, the overall yield on the portfolio was approximately 6.05%.

At December 31, 1997, the Company reported $6.0 million in mortgage-backed securities available-for-sale, compared to $4.3 million at September 30, 1997. The increase was the result of the Company's continued program of borrowing funds from the FHLB and investing the proceeds into mortgage-backed and similar securities in an effort to achieve a positive margin on the transaction.

Subject to the favorable interest rates, the Company intends, over the next several quarters, to systematically borrow up to approximately $20.0 million from the FHLB and invest the proceeds in adjustable rate mortgage-backed securities to be held in an available-for-sale accounting classification. The purpose of the program is to leverage a portion of the Company's excess capital and to achieve a rate of return on the difference in the rate earned on the securities and the cost of the advances. The success of the program will be dependent upon several factors, including the Company's ability to purchase adjustable rate securities that will maintain a positive margin above the FHLB advance rates. The Company intends to primarily borrow funds from the FHLB with terms of approximately thirty days and invest in mortgage-backed securities with interest rate adjustment frequencies that vary between one month and one year. As a result, the success of the program will be dependent upon the difference between very short term federal fund type interest rates and interest rates comparable to U.S. Treasury bill rates. In general, the program will be more successful as the difference in these types of interest rates widens and less successful as the difference narrows. Also, the general level of interest rates, which in turn affect mortgage rates, will have an effect on the success of the program. A period of lower interest rates could have the effect of increasing prepayments of the principal balances on the securities as borrowers on underlying loans of the securities elect to refinance their mortgages. A rapid period of prepayments could have the effect of decreasing the overall yield on the program.

At December 31, 1997, the yield on the securities in the program was approximately 6.31% while the cost of the FHLB advance was approximately 5.61%.

The Company's mortgage-backed securities held-to-maturity portfolio totaled $16.3 million at December 31, 1997, compared to $18.2 million at September 30, 1997. The decrease was primarily due to principal payments received on the portfolio during the quarter. The Company's decision to invest in mortgage-backed securities held-to-maturity, as it is with investment securities held-to-maturity, is primarily dependent upon and is counter to the Company's ability to originate portfolio loans. The weighted average yield on the portfolio was approximately 7.65% at December 31, 1997.

Total deposits were $91.1 million at December 31, 1997, a $2.5 million increase from the $88.6 million reported at September 30, 1997. The increase in deposits was primarily the result of the Company transferring funds from advances from borrowers for taxes and insurance and custodial accounts for escrow balances on loans sold into a temporary account designated to pay year end property taxes for its loan customers. The balance in the account, approximately $2.0 million, was, subsequent to December 31, 1997, withdrawn as payments to various taxing entities were made on behalf of loan customers.

The Company's average deposit cost was approximately 4.91% at December 31, 1997, unchanged from the 4.91% reported at September 30, 1997.

The Company reported $7.5 million in borrowed funds at December 31, 1997, an increase of $3.3 million from the $4.2 million reported at September 30, 1997. Approximately $6.0 million of the borrowed funds were associated with the Company's investment in mortgage-backed securities available-for-sale. The advance had a remaining term of less than 30 days and had an interest rate of 5.61%. The remaining $1.5 million in advances were associated with the Company's commercial real estate loan portfolio and had a weighted average cost of approximately 6.09%.

Stockholders' equity totaled $21.0 million at December 31, 1997, an increase of $102,000 from the $20.9 million reported at September 30, 1997. The increase was primarily attributable to the net income of $144,000 reported for the quarter and a $29,000 increase in deferred compensation RRP shares. The increase was partially offset by a $20,000 decline in net unrealized gains on securities available-for-sale and $51,000 in cash dividends paid during the quarter .

At December 31, 1997, the Company reported a book value per share of $20.44 based on 1,026,366 outstanding shares. The Company did not repurchase any treasury stock during the quarter ended December 31, 1997 and reported 230,021 shares of treasury stock at an average cost of $16.22 per share at quarter end.

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

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997
         AND DECEMBER 31, 1996

General. Net income for the three months ended December 31, 1997 was $144,000 or $.15 per share, a decrease of $39,000 from the $ 183,000 or $.18 per share reported for the three months ended December 31, 1996. The decrease in net income was attributable to a $22,000 decline in net interest income after provision for loan losses and a $45,000 increase in total non-interest expenses, which were partially offset by a $28,000 decline in income tax expenses.

Net Interest Income. For the quarter ended December 31, 1997, net interest income after provision for loan losses totaled $844,000, a decrease of $22,000 from the $866,000 reported for the quarter ended December 31, 1996. On an annualized basis, the $843,000 in net interest income for the current quarter was approximately 2.95% of average interest earning assets and 2.86% of average total assets. For the quarter ended December 31, 1996, the $866,000 in reported net interest income was approximately 3.10% of average interest earning assets and 3.04% of average total assets. Average interest earning assets were approximately $114.4 million for the quarter ended December 31, 1997, compared to $111.7 million for the quarter ended December 31, 1996.

The decline in net interest income, despite the fact that average interest earning assets increased, was primarily attributable to the continued decline in the general level of interest rates and the narrowing of the difference in short term and long term rates. Cash flow from the Company's interest earning assets has increased over the past several quarters as mortgage borrowers, both local and those associated with the Company's mortgage-backed securities portfolios, have elected to refinance their mortgages. In addition, scheduled maturities of the investment securities held-to-maturity portfolio have also provided additional challenges for reinvesting cash flow in a falling interest rate environment. The result has been, despite growth in interest earning assets, a yield on the Company's average interest earning assets that remained unchanged at 7.09% for the quarters ended December 31, 1997 and 1996.

Contrarily, interest rates on the Company's primary source of funds, certificates of deposit, have not decreased as interest rates have fallen. Continued competition for deposits in the Company's market have compelled the Company to continue to pay higher interest rates in order to maintain current deposit levels. On an annualized basis, the $1.2 million in total interest expense, reported for the quarter ended December 31, 1997, was approximately 4.95% of average interest costing liabilities outstanding for the quarter. For the quarter ended December 31, 1996, the $1.1 million in total interest expense was approximately 4.83% of average interest costing liabilities.

Total interest income was $2.0 million for the quarter ended December 31, 1997, unchanged from the $2.0 million reported for the same quarter in 1996. Interest income on loans receivable totaled $1.2 million or 7.94% of average loans receivable balances outstanding for the quarter, compared to 8.04% of average loans receivable balances for the $988,000 in interest income on loans receivable reported for the quarter ended December 31, 1996. During the quarter ended December 31, 1997, the Company continued its plan to place into portfolio mortgage loans with original maturities of less than or equal to 15 years and with interest rates of greater than or equal to 7.00%. As a result, the Company has been able to increase its loan receivable portfolio and increase interest income from loans receivable, despite the decline in the average yield on the portfolio. For the quarter ended December 31, 1997, the Company originated $8.1 million in loans. Approximately $1.6 million were sold into the secondary market while the remainder were placed into portfolio.

Interest income from investment securities available-for sale totaled $64,000 for the three months ended December 31, 1997, compared to none for the three months ended December 31, 1996. Interest income from this portfolio is part of the Company's plan to borrow funds from the FHLB and invest in mortgage-related securities in an effort to achieve a margin on the difference in the investment yield and the cost of the borrowings from the FHLB. The yield on the portfolio was approximately 6.31% at December 31, 1997.

Interest income from the investment securities held-to-maturity and overnight funds portfolios totaled $486,000 for the three months ended December 31, 1997, compared to $571,000 for the same quarter in 1996. The decline was primarily the result of a $4.2 million decrease in average balances outstanding in the portfolios from $36.5 million for the three months ended December 31, 1996 to $32.3 million for the three months ended December 31, 1997. During the past several quarters, maturing investment securities have been redirected to the Company's lending operations. Additionally, maturing investment securities that are replaced are at lower yields. The average yield on the portfolio was approximately 6.02% for the quarter ended December 31, 1997, compared to 6.24% for the three months ended December 31, 1996.

Interest income from the mortgage-backed securities held-to-maturity portfolio totaled $315,000 for the three months ended December 31, 1997, compared to $421,000 for the same period in 1996. Continued prepayments on the adjustable rate securities in the portfolio caused the balance to decline to $16.3 million at December 31, 1997 from $23.3 million at December 31, 1996. The Company redirected the cash flow from the portfolio into its lending operations.

Interest paid to depositors totaled $1.1 million for the three months ended December 31, 1997, unchanged from the $1.1 million for the three months ended December 31, 1996. Average deposit balances declined $2.0 million from $91.8 million at December 31, 1996 to $89.8 million at December 31, 1997. Interest on FHLB advances was $62,000 for the three months ended December 31, 1997, compared to none for the same period in 1996. Total interest expense as a percentage of average interest-costing liabilities was approximately 4.95% for the three months ended December 31, 1997, compared to 4.83% for the three months ended December 31, 1996.

Provision For Loan Losses. The Company made no provision for loan losses for the quarter ended December 31, 1997, compared to $5,000 for the quarter ended December 31, 1996. (See - "Asset Quality")

Non-Interest Income. Non-interest income totaled $77,000 for the three months ended December 31, 1997, unchanged from the $77,000 reported for the same period in 1996.

Gains on sales of interest-earning assets equaled $21,000 for the current quarter, an $8,000 increase from the $13,000 reported for the same quarter in 1996. The increase was attributable to additional gains on the sale of mortgage loans into the secondary market during the quarter ended December 31, 1997, compared to the same quarter in 1996. In addition, loan origination fees increased $6,000 to $23,000 for the three months ended December 31, 1997 from $17,000 for the three months ended December 31, 1996. The increase was attributable to the increase lending activity for the quarter ended December 31, 1997 compared to the same quarter in 1996.

Offsetting the increases in gains on sales of loans and loan fee income was a $9,000 decline in loan servicing fee income to $22,000 for the current quarter, compared to $32,000 for the quarter ended December 31, 1996. The decline was the result, as borrowers paid of or refinanced their mortgages, of a continued decrease of older loans in the Company's servicing portfolio with higher servicing margins. In addition, the Company's decision to retain its fifteen year loans and a borrower preference for such loans, has resulted in fewer sold loans and therefore fewer additions to the loan servicing portfolio.

Non-Interest Expenses. Non-interest expenses totaled $694,000 for the three months ended December 31, 1997, compared to $650,000 for the three months ended December 31, 1996.

The increase in non-interest expense was primarily the result of a $65,000 increase in compensation and benefits expense from $428,000 for the three months ended December 31, 1996 to $492,000 for the three months ended December 31, 1997. The increase in compensation and benefits expense was mostly the result of additional compensation for two new employees added in 1997 in conjunction with the opening of a new loan production office by the Company and the addition of a loan officer in one of its full service locations. Also, additional expenses associated with the funding of the Company's defined benefit pension plan and additional expenses associated with the Company's Employee Stock Ownership Plan accounted for a portion of the increase.

Occupancy and equipment expense increased $14,000 from $34,000 for the three months ended December 31, 1996 to $48,000 for the three months ended December 31, 1997. The increase was also attributable to additional expenses associated with the opening of a new loan production office in 1997.

Offsetting the increases in compensation and benefits and occupancy and equipment expenses was a $34,000 decrease in SAIF deposit insurance premium expense. The decrease was a result of reduced SAIF insurance premium rates once the fund attained its minimum required level after the one-time special assessment paid by all institutions in 1996.

Provision For Income Taxes. The Company incurred federal income tax expense of $82,000 or 36.3% or pre-tax income for the three months ended December 31, 1997, compared to $110,000 or 37.6% of pre-tax income for the three months ended December 31, 1996.

ASSET QUALITY

At December 31, 1997, the Company's  non-performing  assets totaled  $399,000 or
 .33% of total assets, compared to $310,000 or .27% of total assets at September 30, 1997. The increase was primarily the result of the addition of one single family residence. At December 31, 1997, non-performing assets was comprised of seventeen (17) loans, the largest of which was $204,000, secured by a single family dwellings.

Non-performing loans at December 31, 1997, equaled $399,000 or .66% of loans receivable, compared to $310,000 or .54% of loans receivable at September 30, 1997.

Classified assets totaled $819,000 or .68% of total assets at December 31, 1997, compared to $904,000 or .78% of total assets at September 30, 1997.

Classified assets and non-performing assets differ in that classified assets may include loans less than ninety (90) days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. All classified assets at December 31, 1997, were deemed to be "substandard". No assets were classified "doubtful" or "loss" as of such date.

The Company's allowance for loan losses totaled $273,0000 at December 31, 1997, unchanged from September 30, 1997. The allowance for loan losses as a percentage of loans receivable equaled .45% at December 31, 1997, compared to .48% at September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits from customers, advances from the FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities, sales of loans and operations.

Current Office of Thrift Supervision regulations require the Association to maintain, at a minimum, cash and eligible investments, in an amount of not less than 4.0% of net withdrawable savings accounts and borrowings payable on demand or in one year or less. Liquid assets include cash on hand, unpledged demand deposits, certain time deposits, and, U. S Government and agency obligations. The Association maintains a liquid asset ratio above the minimum required level of the Office of Thrift Supervision. At December 31, 1997, the Association's liquid asset ratio equaled 42.2%.

The Association uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At December 31, 1997, the Association had outstanding commitments to extend credit on $2.8 million of real estate loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $21.0 million at December 31, 1997, an increase of $102,000 from the $20.9 million reported at September 30, 1997. The increase was primarily the result of the $144,000 net income reported for the quarter ended December 31, 1997, less a $51,000 cash dividend paid during the quarter.

As of December 31, 1997, the Company's reported book value per share, using total stockholders' equity of $21.0 million (net of the cost of unallocated ESOP and RRP shares) and 1,026,366 outstanding shares of common stock (the total issued shares including unallocated ESOP and RRP shares, less treasury shares), equaled $20.44 per share.

Subsequent to the quarter ended December 31, 1997, the Company announced its intention to pay a cash dividend of $.05 per share on February 25, 1998, to stockholders of record at February 11, 1998.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Congress imposed a three part capital requirement for thrift institutions. At December 31, 1997, the Association's actual and required capital amounts under each of the three requirements were as follows:

- Tangible Capital (stockholders' equity) was $17.8 million or 14.8% of total assets, exceeding the minimum requirement of 1.5% by $16.0 million.

- Core Capital (Tangible capital plus certain intangible assets) was $17.8 million or 14.8% of total assets, exceeding the minimum requirement of 3.0% by $14.2 million.

- Risk-based Capital (Core capital plus general loan and valuation allowances less an adjustment for capitalized mortgage servicing rights) equaled $18.1 million of 38.9% of risk weighted assets, exceeding the minimum requirement of 8.0% of risk weighted assets by $14.4 million.

At December 31, 1997, the Association was considered a "well capitalized" institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                DECEMBER 31, 1997



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

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submissions Of Matters To A Vote Of Security Holders

     On January 21, 1998, the Company's Annual Stockholders' Meeting was held to elect directors and ratify the appointment of independent auditors for the current fiscal year. The following are the voting results of each of these matters submitted to stockholders:

     The election of Gerald W. Free,                  For                848,244
     Jim M. Vaughn, M.D., and H. H. Richardson, Jr.   Against                  0
     As directors for a three year term ending        Abstain              2,612
     January 2001.                                    Broker Non-Votes         0

     Ratification of the appointment of Bryant        For                848,244
     And Welborn, LLP, as independent                 Against                  0
     Auditors for the fiscal year ending              Abstain              2,612
     September 30, 1998.

     The text of the matters referred to in this Item 4 is set forth in the Proxy Statement dated December 23, 1997, previously filed with the Securities and Exchange Commission.

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed herewith:

         Exhibit 11.0 - Computation of Earnings Per Share

         Exhibit 27.0 - Financial Data Schedule

     (b)  Reports on Form 8-K

         During the quarter ended December 31, 1997, the Company filed a report on Form 8-K on October 28, 1997, to report the issuance of a press release dated October 28, 1997, announcing the Company's intention to pay, on November 26, 1997, a cash dividend of $.05 per share for the quarter ended Septemer 30, 1997, to stockholders of record on November 2, 1997.

         During the quarter ended December 31, 1997, the Company filed a report on Form 8-K on December 1, 1997, to report the issuance of a press release dated December 1, 1997, announcing the Company's earnings for the year ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    East Texas Financial Services, Inc.


Date:  February 9, 1998             /s/ Gerald W. Free
                                    ------------------
                                    Vice Chairman, President and CEO
                                    (Principal Executive Officer)


Date:  February 9, 1998             /s/  Derrell W. Chapman
                                    -----------------------
                                    Vice President/COO/CFO
                                    (Principal Financial and Accounting Officer)