Form 10QSB
period 1998-03-31
EAST TEXAS FINANCIAL SERVICES INC
filed 1998-05-14
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended March 31, 1998

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

         The number of shares of the registrant's common stock ($.01 par value) outstanding as of March 31, 1998, was 1,539,461.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 MARCH 31, 1998



                                      INDEX



Part I - Financial Information

     Item 1.  Financial Statements

         Consolidated   Statements  of  Financial  Condition,   March  31,  1998
         (Unaudited) and September 30, 1997

         Consolidated Statements of Income, (Unaudited) three months and six months ended March 31, 1998, and March 31, 1997

         Consolidated Statement of Changes in Stockholders' Equity, (Unaudited) six months ended March 31, 1998

         Consolidated Statements of Cash Flows, (Unaudited) six months ended March 31, 1998, and March 31, 1997

         Notes to (Unaudited) Consolidated Financial Statements, March 31, 1998


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

                                 MARCH 31, 1998



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

                                   EAST TEXAS FINANCIAL SERVICES, INC.
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                      ASSETS
                                                                     March 31, 1998   September 30, 1997
                                                                     -------------      -------------
                                                                       (Unaudited)
Cash and due from banks ........................................     $     910,924      $     508,729
Interest-bearing deposits with banks ...........................         4,190,911          6,422,404
Interest earning time deposits with financial institutions .....         1,467,617          1,565,573
Federal funds sold .............................................           755,226            753,847
Mortgage-backed securities available for sale ..................         8,979,785          4,356,271
Investment securities held-to-maturity (estimated market value of $25,145,293 at March 31, 1998, and $30,114,685
     at September 30, 1997) ....................................        25,059,420         23,058,359
Mortgage-backed securities held-to-maturity (estimated market value of $14,607,615 at March 31, 1998, and
     $25,383,579 at September 30, 1997) ........................        14,264,392         18,151,765
Loans receivable, net of allowance for credit losses
     of $236,107 at March 31, 1998, and $272,851
     at September 30, 1997 .....................................        61,193,852         57,110,029
Accrued interest receivable ....................................           927,132            885,383
Federal Home Loan Bank stock, at cost ..........................         1,036,000          1,005,700
Premises and equipment .........................................         1,070,893          1,123,311
Foreclosed real estate, net of allowances of $-0- ..............           170,200                  0
Mortgage servicing rights ......................................           178,777            149,094
Other assets ...................................................           737,520            858,147
                                                                     -------------      -------------

         Total Assets ..........................................     $ 120,942,649      $ 115,948,612
                                                                     =============      =============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Demand deposits ...........................................     $   1,554,898      $   1,882,109
     Savings and NOW deposits ..................................         9,778,621          9,771,266
     Other time deposits .......................................        76,573,858         76,897,274
                                                                     -------------      -------------
         Total deposits ........................................        87,907,377         88,550,649

     FHLB advances .............................................        11,025,888          4,195,000
     Advances from borrowers for taxes and insurance ...........           394,960            881,685
     Federal income taxes
         Current ...............................................           (33,820)                 0
         Deferred ..............................................           112,227            127,909
     Accrued expenses and other liabilities ....................           459,095          1,314,001
                                                                     -------------      -------------

         Total Liabilities .....................................        99,865,727         95,069,244
                                                                     -------------      -------------

                                   EAST TEXAS FINANCIAL SERVICES, INC.
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                               (continued)


                                      ASSETS
                                                                     March 31, 1998   September 30, 1997
                                                                     -------------      -------------
                                                                       (Unaudited)
Stockholders' equity:
     Preferred stock, $0.01 par value, 500,000
     shares authorized, none outstanding
     Common stock, $0.01 par value, 5,500,000 shares authorized,
     1,884,492 shares issued ...................................            12,564             12,564
     Additional paid-in capital ................................        12,203,160         12,196,879
     Deferred compensation - RRP shares ........................          (271,557)          (329,748)
     Unearned employee stock ownership plan shares .............          (650,614)          (650,614)
     Unrealized gain/(loss) investments - AFS (net) ............           (42,687)            15,512
     Retained earnings (substantially restricted) ..............        13,557,073         13,365,792
     Treasury stock, 345,031 shares at cost ....................        (3,731,017)        (3,731,017)
                                                                     -------------      -------------

         Stock stockholders' equity ............................        21,076,922         20,879,368
                                                                     -------------      -------------

         Total liabilities and stockholders' equity ............     $ 120,942,649      $ 115,948,612
                                                                     =============      =============

                                    EAST TEXAS FINANCIAL SERVICES, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME


                                                         Three Months                   Six Months
                                                        Ended March 31,               Ended March 31,
                                                           (Unaudited)                  (Unaudited)
                                                      1998           1997           1998           1997
                                                  ----------     ----------     ----------     ----------
INTEREST INCOME
   Loans receivable:
     First Mortgage .........................     $1,152,062     $1,005,529     $2,286,895     $1,973,167
     Consumer and other loans ...............         40,783         20,401         70,088         40,928
   Securities available for sale:
     Investment securities ..................         15,104         13,716         30,313         27,702
     Mortgage-backed securities .............        104,684              0        169,074              0
   Securities held to maturity:
     Investment securities ..................        406,515        460,336        800,424        938,469
     Mortgage-backed securities .............        281,066        389,152        595,768        810,586
   Deposits with banks ......................         54,923         65,188        131,885        143,988
                                                  ----------     ----------     ----------     ----------

       Total interest income ................      2,055,137      1,954,322      4,084,447      3,934,840
                                                  ----------     ----------     ----------     ----------

INTEREST EXPENSE

   Deposits .................................      1,105,465      1,094,930      2,229,135      2,204,602
   FHLB advances ............................        121,675              0        183,848              0
                                                  ----------     ----------     ----------     ----------

       Total interest expense ...............      1,227,140      1,094,930      2,412,983      2,204,602
                                                  ----------     ----------     ----------     ----------

       Net interest income before
          provision for loan losses .........        827,998        859,392      1,671,464      1,730,238

   Provision for loan losses ................              0              0              0          5,000
                                                  ----------     ----------     ----------     ----------

       Net interest income after
         provision for loan losses ..........        827,998        859,392      1,671,464      1,725,238
                                                  ----------     ----------     ----------     ----------

NONINTEREST INCOME
   Gain(loss) on sale of interest-earning
      assets ................................         42,008         18,243         63,445         31,322
   Loan origination and commitment fees .....         18,807         10,074         41,770         27,293
   Loan servicing fees ......................         26,621         15,251         48,924         46,937
   Gain on foreclosed real estate ...........            560              0            560              0
   Other ....................................         10,926         16,985         21,638         32,415
                                                  ----------     ----------     ----------     ----------

       Total noninterest income .............         98,922         60,553        176,337        137,967
                                                  ----------     ----------     ----------     ----------

                                    EAST TEXAS FINANCIAL SERVICES, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME
                                               (continued)


                                                         Three Months                   Six Months
                                                        Ended March 31,               Ended March 31,
                                                           (Unaudited)                  (Unaudited)
                                                      1998           1997           1998           1997
                                                  ----------     ----------     ----------     ----------
NONINTEREST EXPENSE
   Compensation and benefits ................        460,684        418,099        952,794        845,754
   Occupancy and equipment ..................         45,513         38,196         93,759         72,060
   SAIF deposit insurance premium ...........         14,299          3,124         28,446         51,175
   Loss on foreclosed real estate ...........              0          5,633              0          5,691
   Other ....................................        157,288        162,273        296,954        302,210
                                                  ----------     ----------     ----------     ----------

       Total noninterest expense ............        677,784        627,325      1,371,953      1,276,890
                                                  ----------     ----------     ----------     ----------

Income (loss) before provision for
      income taxes ..........................        249,135        292,620         475,84        586,315

Income tax expense (benefit) ................         91,340        106,827        173,749        217,292
                                                  ----------     ----------     ----------     ----------

NET INCOME (LOSS) ...........................     $  157,795     $  185,793     $  302,099     $  369,023
                                                  ==========     ==========     ==========     ==========


Earnings per common share ...................     $      .11     $      .12     $      .21     $      .25
Earnings per common share - assuming dilution            .11            .12            .20            .24

                                           EAST TEXAS FINANCIAL SERVICES, INC.
                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                       (UNAUDITED)



SIX MONTHS ENDED
March 31, 1998
                                        Common           Unearned          Unallocated          Net Unrealized
                                      Stock and            RRP                ESOP              Gain on Avail.      Retained
                                   Paid in Capital       Shares             Shares           For Sale Securities    Earnings
                                   ---------------       ------             ------           -------------------    --------
Balance October 1, 1997 ........     $ 12,209,443     $   (329,748)     $   (650,614)           $     15,512      $ 13,365,792

Deferred compensation
   amortization ................             --             58,191              --                      --                --

Payment of cash dividends ......             --               --                --                      --            (101,990)


Accrued dividends - RRP stock ..             --               --                --                      --              (2,547)

Net change in unrealized gain ..             --               --                --                   (58,199)             --

   on securities available for
   sale, net of deferred taxes
   of $29,980.79

Transfer of par value of .......            6,281             --                --                      --              (6,281)

   shares created in stock split

Net income for the six months
   ended March 31, 1998 ........             --               --                --                      --             302,099

Balance March 31, 1998 .........     $ 12,215,724     $   (271,557)     $   (650,614)           $    (42,687)     $ 13,557,073
                                     ============     ============      ============            ============      ============

                       EAST TEXAS FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                   (continued)



SIX MONTHS ENDED
March 31, 1998

                                                              Total
                                       Treasury            Stockholders'
                                        Stock                Equity
Balance October 1, 1997 ........     $(3,731,017)        $   20,879,368

Deferred compensation
   amortization ................               --                58,191

Payment of cash dividends ......                                   --

                                                              (101,990)

Accrued dividends - RRP stock ..               --                (2,547)

Net change in unrealized gain ..                                   --

                                                               (58,199)
   on securities available for
   sale, net of deferred taxes
   of $29,980.79

Transfer of par value of .......               --                    --
   shares created in stock split

Net income for the six months
   ended March 31, 1998 ........               --               302,099

Balance March 31, 1998 .........     $(3,731,017)        $   21,076,922
                                     =============       ==============

The accompanying notes are an integral part of these financial statements.

                              EAST TEXAS FINANCIAL SERVICES, INC.
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)


                                                                    For the Six Months Ended
                                                                           March 31,
                                                                 ----------------------------
                                                                     1998             1997
                                                                 -----------      -----------
Cash lows from operating activites:
   Net income ..............................................     $   302,099      $   369,023
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Amortization of deferred loan origination fees ......           2,071           (1,194)
       Amortization of premiums and discounts on investment
         securities, mortgage-backed securities, and loans .          64,514           54,068
       Amortization of deferred compensation ...............          58,191           58,191
       Compensation charge related to release of ESOP shares          60,547           46,350
       Depreciation ........................................          48,881           33,801
       Deferred income taxes ...............................          14,299           13,602
       Stock dividends on FHLB stock .......................         (30,300)         (27,600)
       Origination of  mortgage servicing rights ...........         (49,826)         (23,788)
       Amortization of mortgage servicing rights ...........          20,143           13,307
       Net (gain) loss on sale of:
         Securities held to maturity .......................               0                0
         Foreclosed real estate ............................               0                0
         Fixed assets ......................................               0                0
         Net loss on disposal of fixed assets ..............           3,889                0
         Other assets ......................................               0                0
         Loans .............................................         (13,619)         (31,321)
         Loans held for sale ...............................               0                0
       Proceeds from loan sales ............................       4,199,237        1,950,639
       Originations of loans held for sale .................               0                0
       Proceeds from sale of fixed assets ..................               0                0
       (Increase) decrease in:
         Accrued interest receivable .......................         (41,749)          29,985
         Other assets ......................................         120,627          316,077
         Accrued loan loss .................................               0            5,000
       Increase (decrease) in:
         Federal income tax payable ........................         (33,820)          (8,898)
         Accrued expenses and other liabilities ............        (915,453)        (639,709)
       Capitalized interest on time deposits ...............               0                0
                                                                 -----------      -----------

Net cash provided (used) by operating activities ...........       3,809,731        2,157,533
                                                                 -----------      -----------

The accompanying notes are an integral part of the financial statements.

                                    EAST TEXAS FINANCIAL SERVICES, INC.
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (UNAUDITED)


                                                                              For the Six Months Ended
                                                                                      March 31,
                                                                           ------------------------------
                                                                                1998              1997
                                                                           ------------      ------------
Cash flows from investing activites:
   Purchases of interest earning time deposits .......................     $    (99,617)     $    (98,000)
   Net decrease (increase) in fed funds sold .........................           (1,379)          171,055
   Purchases of obligations - U.S. Govt. and agencies
     held-to-maturity ................................................       (8,530,438)       (3,513,046)
   Proceeds from maturity of time deposits ...........................          197,573            98,000
   Proceeds from sale of securities held-to-maturity .................                0                 0
   Proceeds from maturity of securities held-to-maturity .............                0                 0
   Proceeds from maturity of obligations - U.S. Govt. and
     agencies held-to-maturity .......................................        6,500,000         7,500,000
   Proceeds from sale of obligations of U.S. Govt. agencies
     held-to-maturity
   Purchases of mortgage-backed securities available for sale ........       (5,559,986)
   Purchases of mortgage-backed securities held-to-maturity ..........                0                 0
   Principal payments on mortgage-backed securities available for sale          815,511
   Principal payments on mortgage-backed securities held-to-maturity .        3,885,016         4,080,367
   Net originations and principal collections on loans ...............       (8,438,910)       (6,225,858)
   Capitalized acquisition cost related to foreclosed real estate ....           (2,800)           (9,489)
   Proceeds from sale of foreclosed real estate ......................                0           184,269
   Expenditures for premises and equipment ...........................             (352)           (6,703)
                                                                           ------------      ------------

Net cash provided (used) by investing activities .....................      (11,235,382)        2,180,595
                                                                           ------------      ------------
Cash flows from financing activities:
   Net increase(decrease) in:
     Non-interest bearing deposits, savings, NOW accounts ............         (319,856)       (1,903,542)
     Time deposits ...................................................         (323,416)           33,131
     FHLB Advances ...................................................       45,273,500                 0
     Repayment of FHLB Advances ......................................      (38,442,612)                0
     Advances from borrowers for taxes and insurance .................         (486,725)         (530,169)
   Dividends paid to stockholders ....................................         (104,538)         (107,930)
   Purchase of treasury stock ........................................                0                 0
   Proceeds from sale of common stock ................................                0                 0
                                                                           ------------      ------------

Net cash provided (used) by financing activities .....................        5,596,353        (2,508,510)
                                                                           ------------      ------------

Net increase (decrease) in cash and cash equivalents .................       (1,829,298)        1,829,618

Cash and cash equivalents at beginning of the period .................        6,931,133         5,699,647
                                                                           ------------      ------------

Cash and cash equivalents at end of the period .......................     $  5,101,835      $  7,529,265
                                                                           ============      ============

                                    EAST TEXAS FINANCIAL SERVICES, INC.
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (UNAUDITED)
                                               (continued)


                                                                              For the Six Months Ended
                                                                                      March 31,
                                                                           ------------------------------
                                                                                1998              1997
                                                                           ------------      ------------
Supplemental disclosure:
Cash paid for:
   Interest on deposits ..............................................     $  1,114,472      $  1,115,923
   Income taxes ......................................................     $          0      $    212,701

Transfers from loans to real estate
   Acquired through foreclosures .....................................     $    207,229      $    419,527

Loans charged off to loan loss reserves ..............................     $     36,744      $     54,083

Recoveries credited to loan loss reserves ............................     $          0      $     33,622


The accompanying notes are an integral part of the financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY


             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998




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

NOTE 2 - EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 1998 and 1997, has been computed based on net income divided by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 1998 and 1997, the weighted average number of shares outstanding totaled 1,441,868 and 1,504,446 respectively. For the six months ended March 31, 1998 and 1997, the weighted average number of shares outstanding totaled 1,441,868 and 1,504,446 shares respectively.

Earnings per common share - assuming dilution, for the three months and six months ended March 31, 1998 and 1997, has been computed based on net income divided by the weighted average number of common shares outstanding. In addition, it includes the effects of all dilutive potential common shares that were outstanding during the period. For the three months ended March 31, 1998 and 1997, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,496,037 and 1,535,612 shares respectively. For the six months ended March 31, 1998 and 1997, the weighted average number of shares outstanding for earnings per share assuming dilution totaled 1,493,398 and 1,527,808 respectively.

For both earnings per share and earnings per common share - assuming dilution and as prescribed by the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employer's Accounting for Employees Stock Ownership Plans, the weighted average number of shares outstanding does not include unallocated Employee Stock Ownership Plan ("ESOP") shares.

(See Part I, Item 1 - Note 4 to consolidated financial statements for further information on the changes applicable for earnings per share reporting.) (See
Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three-month and six-month periods ended March 31, 1998 and 1997.)

NOTE 3 - SECURITIES

The amortized cost and estimated market values of investment securities held-to-maturity as of March 31, 1998, are as follows:

                                                        Gross           Gross         Estimated
                                       Amortized      Unrealized      Unrealized         Market
                                         Cost           Gains           Losses           Value
                                     -----------     -----------     -----------     -----------
Debt securities:
      U. S. Treasury ...........     $ 2,507,776     $    15,314     $         0     $ 2,523,090

      U. S. government agency...      22,551,644          81,363          10,804      22,622,203
                                     -----------     -----------     -----------     -----------

           Total debt securities     $25,059,420     $    96,677     $    10,804     $25,145,293
                                     -----------     -----------     -----------     -----------

The amortized cost and estimated market values of investment securities held-to-maturity as of March 31, 1998, by contractual maturity are shown below:

                                                                      Estimated
                                                      Amortized         Market
                                                        Cost            Value
                                                    ------------     -----------
Due in one year or less ......................      $ 8,000,367      $ 8,012,144

Due after one year through two
years ........................................        6,561,514        6,593,834

Due after two years through three years.......        5,989,701        6,036,487

Due after three years through five years......        4,507,838        4,502,828

                                                    -----------      -----------

        Total debt securities ................      $25,059,420      $25,145,293
                                                    -----------      -----------

As of March 31, 1998, the weighted average yield on the Company's investment security held-to-maturity portfolio was approximately 5.99% while the Company's overall investment portfolio, including securities held-to-maturity, overnight deposits and interest earning time deposits with other financial institutions was approximately 5.93%.

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of March 31, 1998, by type of security are as follows:

                      Principal     Unamortized      Unearned        Unrealized        Carrying
                       Balance        Premiums       Discounts       Gain/(Loss)         Value
                    -----------     -----------     -----------      -----------      -----------
Fixed Rate ....     $         0     $         0     $         0      $         0                0

Adjustable Rate       8,817,427         227,035               0          (64,677)       8,979,785
                    -----------     -----------     -----------      -----------      -----------

                    $ 8,817,427     $   227,035               0      $   (64,677)       8,979,785
                    -----------     -----------     -----------      -----------      -----------

The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of March 31, 1998, by type of security are as follows:

                                                                                     Estimated
                      Principal      Unamortized      Unearned       Carrying          Market
                       Balance         Premiums       Discounts        Value            Value
                    -----------     -----------     -----------     -----------     -----------
Fixed Rate ....     $ 2,570,493     $         0     $     5,220       2,565,273     $ 2,564,863


Adjustable Rate      11,628,489          84,310          13,680      11,699,119      12,042,752
                    -----------     -----------     -----------     -----------     -----------

                    $14,198,982     $    84,310     $    18,900     $14,264,392     $14,607,615
                    -----------     -----------     -----------     -----------     -----------

The overall yield on the Company's mortgage-backed securities portfolio as of March 31, 1998, was approximately 7.08%.

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

SFAS No. 132 In February of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 revises current disclosures for employers' disclosures for pensions and other postretirement benefit plans. It standardizes the disclosure requirements for these plans to the extent possible, and it requires additional information about changes in the benefit obligations and the fair value of plan assets that are expected to enhance financial analysis. It does not change measurement or recognition standards for these plans.

SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company anticipates changing the disclosure requirements of its defined benefit pension plan as a result of the statement. The Company has no other postretirement benefit plans.

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

Options outstanding:
     Balance, September 30, 1995                                       103,411
         Granted                                                             0
         Exercised                                                     (2,090)
         Forfeited and expired                                               0
                                                                   -----------
     Balance, September 30, 1996                                       101,321

     Balance, September 30, 1996                                       101,321
         Granted                                                             0
         Exercised                                                     (1,045)
         Forfeited and expired                                               0
                                                                   -----------
     Balance, September 30, 1997                                       100,276
                                                                   ===========

     All outstanding options were granted at an exercise price of $14.125 per share.

On March 25, 1998, the Company completed a 3 for 2 stock split in the form of a 50% stock dividend. As a result of the split, the number of outstanding options, option price, options exercisable at year end, and shares available for the future grants were adjusted as follows:

Options outstanding at September 30, 1997                              150,411
                                                                   ===========

Option price                                                       $      9.42
                                                                   ============

Options exercisable at year end under stock option plan                 57,350
                                                                   ===========

Shares available for future grants                                      27,162
                                                                   ===========

During the six months ended March 31, 1998, no options were exercised, issued, or forfeited.

NOTE 6 - COMMON STOCK SPLIT

On March 25, 1998, the Company completed a 3 for 2 stock split in the form of a 50% stock dividend. The effect of the split is presented retroactively within stockholder's equity by transferring the par value of the additional shares from retained earnings to additional paid in capital.

All share per share data, including stock option plan information, has been retroactively restated to reflect the stock split.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 MARCH 31, 1998





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

FINANCIAL CONDITION

Total assets were $120.9 million at March 31, 1998, a $5.0 million increase from the $115.9 million reported at September 30, 1997, the Company's most recent fiscal year end. The increase in total assets was the result of a $4.6 million increase in mortgage-backed securities available-for-sale, a $4.1 million increase in loans receivable and a $2.0 million increase in investment securities held-to-maturity. The increases were partially offset by a $3.9 million decline in mortgage-backed securities held-to-maturity and a $2.3 million decrease in interest-bearing deposits with banks and federal funds sold.

The increase in loans-receivable was a result of the Company's continued efforts to originate and place into portfolio one- to four-family loans. During the quarter ended March 31, 1998, the Company continued its policy of placing all fixed interest rate one- to four-family loans with original terms of less than or equal to 15 years and with interest rates of greater than or equal to 7.00% into portfolio. Continued lower mortgage rates have influenced borrowers to select fixed rate loans and, as result, the Company was able to increase its loans receivable portfolio. Several times during the six months ended March 31, 1998, interest rates on 15 year mortgage loans dropped below 7.00% and the Company elected to sell such loans into the secondary market. A continued period of declining mortgage rates could impede the Company's ability to continue to increase its loans receivable portfolio as few, if any, loans would be placed into portfolio under the Company's current policy. The result could be an overall decline in the Company's yield on earning assets as cash flows normally directed to loans are reinvested into lower yielding assets.

In an effort to minimize some of the interest rate risk inherent in its 15 year fixed rate mortgage portfolio and in an effort to achieve higher yielding assets, the Company made the decision, during the quarter ended March 31, 1998, to begin offering home equity loans. Home equity lending was approved by Texas voters in an amendment to the Texas Constitution in November of 1997. Financial institutions were able to begin making loans on January 1, 1998.

The Company currently offers home equity loans for up to 80% of the borrowers equity in the property, the maximum allowed by Texas law. Loan terms of up to 15 years are offered at interest rates, depending upon the size of the loan, ranging from 7.75% to 9.00%. As of March 31, 1998, the Company had approximately 32 home equity loans outstanding totaling $1.4 million.

At March 31, 1998, loans receivable totaled $61.2 million, compared to $57.1 million at September 30, 1997. For the three months and six months ended March 31, 1998, the Company originated a total of 7.9 million and 16.0 in loans respectively.

The increase in the mortgage-backed securities available-for-sale portfolio was primarily the result of the Company's decision to continue its program of borrowing funds from the FHLB and investing the proceeds into mortgage-backed and similar securities in an effort to achieve a positive margin on the transaction. At March 31, 1998, the portfolio totaled $8.9 million, compared to $4.4 million at September 30, 1997.

Subject to favorable interest rates, the Company intends, over the next several quarters, to systematically borrow up to approximately $20.0 million from the Federal Home Loan Bank ("FHLB") and invest the proceeds in adjustable rate mortgage-backed securities to be held in an available-for-sale accounting classification. The purpose of the program is to leverage a portion of the Company's excess capital and to achieve a rate of return on the difference in the rate earned on the securities and the cost of the advances. The success of the program will be dependent upon several factors, including the Company's ability to purchase adjustable rate securities that will maintain a positive margin above the FHLB advance rates. The Company intends to primarily borrow funds from the FHLB with terms of approximately thirty days and invest in mortgage-backed securities with interest rate adjustment frequencies that vary between one month and one year. As a result, the success of the program will be dependent upon the difference between very short-term federal fund type interest rates and interest rates comparable to U.S. Treasury bill rates. In general, the program will be more successful as the difference in these types of interest rates widens and less successful as the difference narrows. Also, the general level of interest rates, which in turn affect mortgage rates, will have an effect on the success of the program. A period of lower interest rates could have the effect of increasing prepayments of the principal balances on the securities as borrowers on underlying loans of the securities elect to refinance their mortgages. A rapid period of prepayments could have the effect of decreasing the overall yield on the program.

At March 31, 1998, the average yield on the securities in the program was approximately 6.14% while the cost of the FHLB advance was approximately 5.55%.

At March 31, 1998, the investment securities held-to-maturity portfolio totaled $25.1 million, compared to $23.1 million at September 30, 1997. At March 31, 1998, the overall yield on the portfolio was approximately 5.99%, compared to 6.06% at September 30, 1997. The increase in outstanding balances was a result of the Company's decision to transfer excess interest-earning bank balances and federal funds sold into longer term higher yielding investments. At March 31, 1998, the portfolio contained $8.0 million in securities with remaining terms until maturity of less than one year, $6.0 million with remaining maturities of one through two years, $6.6 million with remaining maturities of two through three years and $4.5 million with remaining maturities of three through five years.

The Company's mortgage-backed securities held-to-maturity portfolio totaled $14.3 million at March 31, 1998, compared to $18.2 million at September 30, 1997. The decrease in mortgage-backed securities held-to-maturity was primarily due to principal payments received on the portfolio during the period. Continued lower long-term interest rates could continue to influence borrower decisions to refinance the adjustable rate mortgage loans underlying the Company's mortgage-backed securities held-to-maturity portfolio. The result would be a continued decrease in the balances reported in this asset category.

The Company's decision to invest in mortgage-backed securities held-to-maturity, as it is with investment securities held-to-maturity, is primarily dependent upon the Company's ability to originate portfolio loans. A decision by the Company to discontinue placing mortgage loans into portfolio could have the effect of increasing the balances reported in this account as cash flow normally directed to mortgage lending would be redirected to mortgage-backed securities held-to-maturity. The weighted-average yield on the portfolio was approximately 7.53% at March 31, 1998.

Total deposits were $87.9 million at March 31, 1998, a $644,000 decrease from the $88.6 million reported at September 30, 1997. The Company's average funds cost was approximately 4.98% at March 31, 1998, compared to the 4.91% reported at September 30, 1997.

The Company reported $11.0 million in borrowed funds at March 31, 1998, an increase of $6.8 million from the $4.2 million reported at September 30, 1997. Approximately $9.2 million of the borrowed funds were used to invest in mortgage-backed securities available-for-sale as part of the Company's wholesale funded arbitrage program. The advance had a remaining term of less than 30 days and had an interest rate of 5.55%. The remaining $1.8 million in advances were used to fund a portion of the Company's commercial real estate loan portfolio and had a weighted average cost of approximately 6.05%.

Stockholders' equity totaled $21.1 million at March 31, 1998, an increase of $198,000 from the $20.9 million reported at September 30, 1997. The increase was primarily attributable to the net income of $302,000 reported for the six months ended March 31, 1998, offset partially by a $58,000 decline in net unrealized gains and losses on securities available-for-sale.

At March 31, 1998, the Company reported a book value per share of $13.69 based on 1,539,461 net outstanding shares. The Company did not repurchase any treasury stock during the six months ended March 31, 1998. The Company held 345,031 shares of treasury stock at an average cost of $10.81 per share at March 31, 1998.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

General. Net income for the three months ended March 31, 1998 was $158,000 or $.11 per share, a decrease of $28,000 from the $ 186,000 or $.12 per share reported for the three months ended March 31, 1997. The decrease in net income was attributable to a $31,000 decline in net interest income after provision for loan losses and a $50,000 increase in total non-interest expense, which were partially offset by a $38,000 increase in total non-interest income and a $15,000 decrease in income tax expense.

Net Interest Income. For the quarter ended March 31, 1998, net interest income before provision for loan losses totaled $828,000, a decrease of $31,000 from the $859,000 reported for the quarter ended March 31, 1997. On an annualized basis, the $828,000 in net interest income for the current quarter was approximately 2.84% of average interest earning assets and 2.75% of average total assets. For the quarter ended March 31, 1997, the $859,000 in net interest income was approximately 3.14% of average interest earning assets and 3.05% of average total assets. Average interest earning assets were approximately $116.7 million for the quarter ended March 31, 1998, compared to $109.5 million for the quarter ended March 31, 1997.

The decline in net interest income, despite the fact that average interest earning assets increased by approximately $7.2 million, was primarily the result of continued period of minimal differences in short term and long term interest rates. Cash flow from the Company's interest earning assets has increased over the past several quarters as mortgage borrowers have elected to refinance their mortgages. In addition, scheduled maturities of the investment securities portfolios have also provided additional challenges for reinvesting cash flow in this current interest rate environment. The result has been, despite growth in interest-earning assets, a yield on the Company's average interest-earning assets that declined from 7.13% for the quarter ended March 31, 1997 to 7.05% for the quarter ended March 31, 1998 as the cash flow has been reinvested at lower interest rates.

Contrarily, interest rates on the Company's primary source of funds, certificates of deposits, have not decreased. Continued competition for deposits in the Company's market has compelled the Company to continue to pay higher interest rates in order to maintain current deposit levels. On an annualized basis, the $1.1 million in interest expense on deposits, reported for the quarter ended March 31, 1998, was approximately 4.94% of average deposits outstanding for the quarter. For the quarter ended March 31, 1997, the $1.1 million in interest expense on deposits was approximately 4.82% of average deposits outstanding for the quarter. In addition, growth of the Company's balance sheet has been done through advances from the Federal Home Loan Bank of Dallas and at marginal rates higher than the Company's average cost of funds. For the quarter ended March 31, 1998, the $121,000 in interest expense on FHLB advances was approximately 5.21%.

Total interest income was $2.1 million for the quarter ended March 31, 1998, an increase of $101,000 from the $2.0 million reported for the same quarter in 1997. Interest income on loans-receivable totaled $1.2 million or 7.86% of average loans receivable balances outstanding for the quarter ended March 31, 1998. For the three months ended March 31, 1997, interest income on loans-receivable was approximately 8.23% of average loans receivable balances. During the quarter ended March 31, 1998, the Company continued its plan to place into portfolio mortgage loans with an original maturity of less than or equal to 15 years and with interest rates of greater than or equal to 7.00%. As a result, the Company has been able to increase its loan receivable portfolio and increase interest income from loans-receivable. The growth has been at marginal yields at less than the average in the portfolio and the result has been a decline in the average yield on the portfolio. For the quarter ended March 31, 1998, the Company originated $7.9 million in loans. Approximately $4.2 million were sold into the secondary market while the remainder were place into portfolio.

Interest income from mortgage-backed securities available-for sale totaled $105,000 for the three months ended March 31, 1998, compared to none for the three months ended March 31, 1997. Interest income from this portfolio is part of the Company's plan to borrow funds from the FHLB and invest in mortgage-related securities in an effort to achieve a margin on the difference in the investment yield and the cost of the borrowings from the FHLB. The yield on the portfolio was approximately 6.14% at March 31, 1998. [See "Financial Condition"]

Interest income from the investment securities held-to-maturity portfolio totaled $407,000 for the three months ended March 31, 1998, compared to $460,000 for the same quarter in 1997. The decline was partially the result of a $1.5 million decrease in the average balance outstanding in the portfolio from $27.1 million for the three months ended March 31, 1997 to $25.6 million for the three months ended March 31, 1998. In addition, the average yield on the portfolio declined from 6.78% for the quarter ended March 31, 1997 to 6.35% for the quarter ended March 31, 1998. The decline in the yield on the portfolio was a result of maturing investment securities that were replaced at lower yields.

Interest income from the mortgage-backed securities held-to-maturity portfolio totaled $281,000 for the three months ended March 31, 1998, compared to $389,000 for the same period in 1997. Continued prepayments on the adjustable rate securities in the portfolio caused the average balance in the portfolio to decline to $15.3 million for the quarter ended March 31, 1998 from $22.1 million for the quarter ended March 31, 1997. The Company redirected the cash flow from the portfolio into its lending operations. The result was a decline in interest income from the portfolio, despite the fact that the average yield on the portfolio increased from 7.05% for the quarter ended march 31, 1997 to 7.35% for the quarter ended march 31, 1998.

Interest paid to depositors totaled $1.1 million for the three months ended March 31, 1998, unchanged from the $1.1 million for the three months ended March 31, 1997. Average deposit balances declined $1.3 million from $90.8 million for the quarter ended March 31, 1997 to $89.5 million for the quarter ended March 31, 1998.

Total interest expense as a percentage of average interest costing liabilities was approximately 4.97% for the three months ended March 31, 1998, compared to 4.82% for the three months ended March 31, 1997.

Provision For Loan Losses. The Company made no provision for loan losses for the quarter ended March 31, 1998 or for the quarter ended March 31, 1997. [See - "Asset Quality"]

Non-Interest Income. Non-interest income totaled $99,000 for the three months ended March 31, 1998, compared to $61,000 for the same period in 1997, a $38,000 increase.

Gains on sales of interest earning assets equaled $42,000 for the current quarter, a $24,000 increase from the $18,000 reported for the same quarter in 1997. The increase was attributable to additional gains on the sale of mortgage loans into the secondary market during the quarter ended March 31, 1998, compared to the same quarter in 1997. In addition, loan origination fees increased to $19,000 for the three months ended March 31, 1998 from $10,000 for the three months ended March 31, 1997. The increase was attributable to the increase in lending activity for the current quarter compared to the same quarter in 1997.

Non-Interest Expenses. Non-interest expenses totaled $678,000 for the three months ended March 31, 1998, compared to $627,000 for the three months ended March 31, 1997.

The increase in non-interest expense was primarily the result of a $43,000 increase in compensation and benefits expense from $418,000 for the three months ended March 31, 1997 to $461,000 for the three months ended March 31, 1998. The increase in compensation and benefits expense was essentially the result of additional compensation for two new employees added in 1997 in conjunction with the opening of a new loan production office by the Company and the addition of a loan officer in one of its full service locations. Also, additional expense associated with the funding of the Company's defined benefit pension plan and additional expenses associated with the Company's Employee Stock Ownership Plan accounted for a portion of the increase.

Occupancy and equipment expense increased $8,000 from $38,000 for the three months ended March 31, 1997 to $46,000 for the three months ended March 31, 1998. The increase was also attributable to additional expenses associated with the opening of a new loan production office in 1997.

Provision For Income Taxes. The Company incurred federal income tax expense of $91,000 or 36.7% of pre-tax income for the three months ended March 31, 1998, compared to $107,000 or 36.5% of pre-tax income for the three months ended March 31, 1997.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

General. For the six months ended March 31, 1998, the Company reported net income of $302,000 or $.21 per common share and $.20 per common share - assuming dilution, compared to $369,000 or $.25 per common share and $.24 per common share - assuming dilution for the six months ended March 31, 1997. The decrease in net income was attributable to a $54,000 decline in net interest income after provisions for loan losses and a $95,000 increase in noninterest operating expenses, which were partially offset by a $38,000 increase in noninterest income and a $44,000 decrease in income tax expense.

Net Interest Income. For the six months ended March 31, 1998, net interest income after provisions for loan losses totaled $1.7 million, unchanged from the $1.7 million reported for the six months ended March 31, 1997. On an annualized basis, the $1.7 million in net interest income after provisions for loan losses for the current period was approximately 2.91% of average interest earning assets and 2.87% of average total assets. For the six months ended March 31, 1997, the $1.7 million in net interest income after provisions for loan losses was approximately 3.14% of average interest earning assets and 3.05% of average total assets. Average interest earning assets were approximately $114.7 million for the six months ended March 31, 1998, compared to $109.9 million for the six months ended March 31, 1997.

Total interest income was $4.1 million or 7.12% of average interest earning assets for the six months ended March 31, 1998, compared to $3.9 million or 7.21% of average interest earning assets for the six months ended March 31, 1997. The decline in average yield on interest earning assets was a result of continued lower interest rates and a continued narrowing of the difference in short and long term interest rates. Cash flow from the Company's interest earning assets are being re-deployed in lower yielding assets in the current interest rate and the result is a decline in the average yield on the Company's interest earning asset portfolio.

Interest income on loans receivable totaled $2.4 million for the six months ended March 31, 1998, a $343,000 increase from the $2.0 million reported for the six months ended March 31, 1997. The increase in interest income on loans receivable, despite a decline in the average yield on the portfolio, was a direct result of the increase in balances outstanding in the portfolio as the Company continued its policy of placing into portfolio the majority of the loans it originates. Average loans receivable balances increased to $59.2 million for the six months ended March 31, 1998 from $49.9 million for the six months ended March 31,1997. For the six months ended March 31, 1998, the $2.4 million in interest income on loans receivable was approximately 7.97%, compared to 8.08% on the $2.0 million reported for the six months ended March 31, 1997.

Interest income from mortgage-backed securities available-for sale totaled $169,000 for the six months ended March 31, 1998, compared to none for the six months ended March 31, 1997. Interest income from this portfolio is part of the Company's program, begun in June of 1997, to borrow funds from the FHLB and invest in mortgage-related securities in an effort to achieve a margin on the difference in the investment yield and the cost of the borrowings. At March 31, 1998, the Company had approximately $8.9 million invested in the program.
[See "Financial Condition"]

Interest income on investment securities held-to-maturity totaled $800,000 for the six months ended March 31, 1998, compared to $938,000 for the six months ended March 31, 1997. The decrease in interest income on the portfolio was partially the result of a decline in the overall yield on the portfolio as maturing securities were re-invested at lower yields. In addition, the average balance outstanding in the portfolio decreased from $28.1 million for the six months ended March 31, 1997 to $24.1 million for the six months ended March 31, 1998 as the Company re-directed a portion of the cash flow from maturing investment securities to its lending operations. For the six months ended March 31, 1998, the $800,000 in interest income was approximately 6.65% of the average balance outstanding, compared to 6.67% for the $938,000 reported for the six months ended March 31, 1997.

Interest income on mortgage-backed securities held-to-maturity was $596,000 for the six months ended March 31, 1998, compared to $811,000 for the six months ended March 31, 1997. The decline in interest income on the portfolio was primarily the result of a decline in the average balance outstanding in the portfolio from $22.9 million for the six months ended March 31, 1997 to $15.2 million for the six months ended March 31, 1998. The Company re-directed cash flow from the portfolio into its lending operations. The average yield on the portfolio increased to 7.80% for the six month period ended March 31, 1998 from 7.07% for the six month period ended March 31, 1997. The increase in the overall yield on the portfolio, despite an overall decline in the general level of interest rates, was attributable to the adjustable rate features of the securities in the portfolio. The portfolio is predominately made up of adjustable rate mortgage-backed securities. The securities have an interest rate that is determined by a spread or margin over an index rate. A portion of the securities in the portfolio when purchased had discounted initial coupon rates. Over the past several quarters, despite an overall decline in interest rates, the coupon rates and consequently the yields on the securities have increased. However, the adjustable rate feature of the underlying loans in the securities, the higher coupon rates on such loans, and lower rates of interest on fixed interest mortgage loans have caused borrowers on the underlying loans to seek out opportunities to refinance their mortgages. The result has been an increase in the cash flow from the portfolio and resulted in the decline in the average balances in the portfolio.

Interest expense was $2.4 million for the six months ended March 31, 1998, an increase of $208,000 from the $2.2 million reported for the six month period ended March 31,1997. An increase in average interest costing liabilities, including advances from the FHLB, from $90.7 million for the six months ended March 31, 1997 to $95.8 million for the six months ended March 31, 1998 primarily accounted for the increase in interest expense. The $2.4 million in interest expense reported for the six month period ended March 31, 1998 was approximately 5.04% of average interest costing liabilities, compared to 4.86% for the same period in 1997.

Non-Interest Income. Non-interest income was $176,000 for the six months ended March 31, 1998, compared to $138,000 for the six months ended march 31, 1997. The increase in income was directly attributable to additional gains on sales of interest earning assets and additional loan origination fees. Gains on sales on interest earning asset totaled $63,000 for the six month period ended March 31, 1998, compared to $31,000 for the six months ended March 31, 1997. The increase was a direct result of the increased lending activity of the Company and the fact that more loans were sold into the secondary market during the current period and more gains on sales of loan were reported. At certain times during the six months ended March 31, 1998, interest rates on the 15-year loans being made by the Company fell below 7.00%. The Company elected to sell such loans into the secondary market and additional gains on sales of loans were reported. In addition, loan origination and commitment fees were $42,000 for the six months ended March 31, 1998, compared to $27,000 for the six months ended March 31, 1997. The increase was directly attributable to the increase lending activity of the Company during the current period.

Non-Interest Expense. Non-interest expense was reported as $1.4 million for the six month period ended March 31, 1998, a $95,000 increase from the $1.3 million reported for the six months ended March 31, 1997.

The increase in non-interest expense was primarily the result of a $107,000 increase in compensation and benefits expense from $846,000 for the six months ended March 31, 1997 to $953,000 for the six months ended March 31, 1998. The increase in compensation and benefits expense was essentially the result of additional compensation for two new employees added in 1997 in conjunction with the opening of a new loan production office by the Company. Also, additional expense associated with the funding of the Company's defined benefit pension plan and additional expenses associated with the Company's Employee Stock Ownership Plan accounted for a portion of the increase.

Occupancy and equipment expense totaled $94,000 for the six months ended March 31, 1998, compared to $72,000 for the six months ended March 31, 1997. The increase was attributable to additional expenses associated with the opening of a new loan production office and the installation of a computer network linking all of the Company offices, both in late 1997.

Provision For Income Taxes. The Company incurred federal income tax expense of $174,000 or 36.5% of pre-tax income for the six months ended March 31, 1998, compared to $217,000 or 37.1% of pre-tax income for the six months ended March 31, 1997.

ASSET QUALITY

At March 31, 1998, the Company's non-performing assets totaled $496,000 or .41% of total assets, compared to $310,000 or .27% of total assets at September 30, 1997. At March 31, 1998, non-performing assets were comprised of eighteen (18) loans, the largest of which was $90,000, secured by one (1) single family dwelling and one (1) foreclosed single family real estate property in the amount of $170,000.

Non-performing loans at March 31, 1998, equaled $326,000 or .53% of loans receivable, compared to $310,000 or .54% of loans receivable at September 30, 1997.

Classified assets totaled $954,000 or .79% of total assets at March 31, 1998, compared to $904,000 or .78% of total assets at September 30, 1997.

Classified assets and non-performing assets differ in that classified assets may include loans less than ninety (90) days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. All classified assets at March 31, 1998, were deemed to be "substandard". No assets were classified "doubtful" or "loss" as of such date.

The Company's allowance for loan losses totaled $236,000 at March 31, 1998, a decrease of $37,000 from September 30, 1997. The allowance for loan losses as a percentage of loans receivable equaled .38% at March 31, 1998, compared to .48% at September 30, 1997. The decrease was a result of the Company's acquisition of a foreclosed real estate property during the quarter ended March 31, 1998. The property was appraised at acquisition and the balance was written down to its estimated "fair value."

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits from customers, advances from the FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities, sales of loans and operations.

Current Office of Thrift Supervision regulations require the Association to maintain, at a minimum, cash and eligible investments, in an amount not less than 4.0% of net withdrawable savings accounts and borrowings payable on demand or in one year or less. Liquid assets include cash on hand, unpledged demand deposits, certain time deposits, and, U. S Government and agency obligations. The Association maintains a liquid asset ratio above the minimum required level of the Office of Thrift Supervision. At March 31, 1998, the Association's liquid asset ratio equaled 40.5%.

The Association uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At March 31, 1998, the Association had outstanding commitments to extend credit on $4.4 million of real estate loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $21.1 million at March 31, 1998, an increase of $198,000 from the $20.9 million reported at September 30, 1997. The increase was primarily a result of the $302,000 net income for the six months ended March 31, 1998, less $102,000 in cash dividends paid during the six month period.

As of March 31, 1998, the Company's reported book value per share, using total stockholders' equity of $21.0 million (net of the cost of unallocated ESOP and RRP shares) and 1,539,461 outstanding shares of common stock (the total issued shares including unallocated ESOP and RRP shares, less treasury shares), equaled $13.69 per share.

Subsequent to the quarter ended March 31, 1998, the Company announced its intention to pay a cash dividend of $.05 per share on May 27, 1998, to stockholders of record at May 13, 1998.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Congress imposed a three part capital requirement for thrift institutions. At March 31, 1998, the Association's actual and required capital amounts under each of the three requirements were as follows:

- Tangible Capital (stockholders' equity) was $18.0 million or 14.9% of total assets, exceeding the minimum requirement of 1.5% by $16.2 million.

- Core Capital (Tangible capital plus certain intangible assets) was $18.0 million or 14.9% of total assets, exceeding the minimum requirement of 4.0% by $13.2 million.

- Risk-based Capital (Core capital plus general loan and valuation allowances less an adjustment for capitalized mortgage servicing rights) equaled $18.3 million of 39.0% of risk weighted assets, exceeding the minimum requirement of 8.0% of risk weighted assets by $14.5 million.

At March 31, 1998, the Association was considered a "well capitalized" institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

YEAR 2000 ISSUE

The Year 2000 or Century Date Change issue is a result of computer programs being written using two digits rather than four digits to define the applicable year. A computer system's inability to recognize the date "00" as the year 2000 or if the system recognized the date "00" as the year 1900, could result in a system failure or miscalculations causing disruptions of operations. The Company outsources its primary computer processing functions.

The Company has established a management committee to identify all of its systems potentially affected by the year 2000 and to ensure that re-programming of affected systems is completed. The committee will also be responsible for testing all company computer systems and ensuring that all third-party computer system vendors complete Year 2000 remediation.

The Company believes that the Year 2000 issue will not pose a significant operational problem. However, it is possible that non-compliant third-party computer systems that fail to successfully address this issue could adversely affect the Company.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 MARCH 31, 1998


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

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed herewith:

         Exhibit 11.0 - Computation of Earnings Per Share

         Exhibit 27.0 - Financial Data Schedule

     (b)  Reports on Form 8-K

         During the quarter ended March 31, 1998, the Company filed a report on Form 8-K on January 28, 1998, to report the issuance of a press release dated January 28, 1998, announcing the Company's intention to pay, on February 25, 1998, a cash dividend of $.05 per share for the quarter ended December 31, 1997, to stockholders of record on February 11, 1998.

         During the quarter ended March 31, 1998, the Company filed a report on Form 8-K on January 28, 1998, to report the issuance of a press release dated January 28, 1998, announcing the Company's earnings for the quarter ended December 31, 1997.

         During the quarter ended March 31, 1998, the Company filed a report on Form 8-K on February 24, 1998, to report the issuance of a press release dated February 24, 1998, announcing the Company's intention to issue a 3 for 2 stock split in the form of a 50% stock dividend payable on March 25, 1998 to stockholders of record on March 11, 1998.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             East Texas Financial Services, Inc.


Date:  May 11, 1997                          /s/ Gerald W. Free
                                             ------------------
                                             Vice Chairman, President and CEO
                                             (Principal Executive Officer)


Date:  May 11, 1997                          /s/  Derrell W. Chapman
                                             -----------------------
                                             Vice President/COO/CFO
                                             (Principal Financial and
                                             Accounting Officer)