Form 10QSB
period 1998-06-30
EAST TEXAS FINANCIAL SERVICES INC
filed 1998-08-05
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended June 30, 1998

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

         The number of shares of the registrant's common stock ($.01 par value) outstanding as of June 30, 1998, was 1,539,461.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  JUNE 30, 1998



                                      INDEX



Part I - Financial Information

     Item 1.  Financial Statements

         Consolidated   Statements  of  Financial   Condition,   June  30,  1998
         (Unaudited) and September 30, 1997

         Consolidated Statements of Income, (Unaudited) three months and nine months ended June 30, 1998, and June 30, 1997

         Consolidated Statement of Changes in Stockholders' Equity, (Unaudited) nine months ended June 30, 1998

         Consolidated Statements of Cash Flows, (Unaudited) nine months ended June 30, 1998, and June 30, 1997

         Notes to (Unaudited) Consolidated Financial Statements, June 30, 1998


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

                                  JUNE 30, 1998



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

                                   EAST TEXAS FINANCIAL SERVICES, INC.
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                     June 30, 1998    September 30, 1997
                                                                     -------------    ------------------
                                                                       (Unaudited)
ASSETS
Cash and due from banks ........................................     $     853,232      $     508,729
Interest-bearing deposits with banks ...........................         2,161,915          6,422,404
Interest earning time deposits with financial institutions .....         1,565,617          1,565,573
Federal funds sold .............................................                 0            753,847
Mortgage-backed securities available-for-sale ..................        10,176,556          4,356,271
Investment securities held-to-maturity (estimated market value of $29,127,057 at June 30, 1998, and $23,128,073
     at September 30, 1997) ....................................        29,046,630         23,058,359
Mortgage-backed securities held-to-maturity (estimated market value of $12,752,806 at June 30, 1998, and
     $18,611,834 at September 30, 1997) ........................        12,547,113         18,151,765
Loans receivable, net of allowance for credit losses
     of $233,670 at June 30, 1998, and $272,851
     at September 30, 1997 .....................................        61,727,067         57,110,029
Accrued interest receivable ....................................           936,782            885,383
Federal Home Loan Bank stock, at cost ..........................           777,400          1,005,700
Premises and equipment .........................................         1,050,712          1,123,311
Foreclosed real estate, net of allowances of $-0- ..............           204,700                  0
Mortgage servicing rights ......................................           197,418            149,094
Other assets ...................................................         1,348,687            858,147
                                                                     -------------      -------------

         Total Assets ..........................................     $ 122,593,829      $ 115,948,612
                                                                     =============      =============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Demand deposits ...........................................     $   1,965,549      $   1,882,109
     Savings and NOW deposits ..................................        10,862,579          9,771,266
     Other time deposits .......................................        74,845,657         76,897,274
                                                                     -------------      -------------
         Total deposits ........................................        87,673,785         88,550,649

     FHLB advances .............................................        12,322,028          4,195,000
     Advances from borrowers for taxes and insurance ...........           615,633            881,685
     Federal income taxes
         Current ...............................................            89,741                  0
         Deferred ..............................................            33,612            127,909
     Accrued expenses and other liabilities ....................           674,055          1,314,001
                                                                     -------------      -------------

         Total Liabilities .....................................       101,408,854         95,069,244
                                                                     -------------      -------------

                                   EAST TEXAS FINANCIAL SERVICES, INC.
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                               (continued)



                                                                     June 30, 1998    September 30, 1997
                                                                     -------------    ------------------
                                                                       (Unaudited)
Stockholders' equity:
     Preferred stock, $0.01 par value, 500,000
     shares authorized, none outstanding
     Common stock, $0.01 par value, 5,500,000 shares authorized,
     1,884,492 shares issued and 1,539,461 outstanding .........            12,564             12,564
     Additional paid-in capital ................................        12,203,160         12,196,879
     Deferred compensation - RRP shares ........................          (242,461)          (329,748)
     Unearned employee stock ownership plan shares .............          (650,614)          (650,614)
     Unrealized gain/(loss) available-for-sale securities (net)             (9,805)            15,512
     Retained earnings (substantially restricted) ..............        13,603,148         13,365,792
     Treasury stock, 345,031 shares at cost ....................        (3,731,017)        (3,731,017)
                                                                     -------------      -------------

         Stock stockholders' equity ............................        21,184,975         20,879,368
                                                                     -------------      -------------

         Total liabilities and stockholders' equity ............     $ 122,593,829      $ 115,948,612
                                                                     =============      =============


The accompanying notes are an integral part of the consolidated financial statements.

                                             EAST TEXAS FINANCIAL SERVICES, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME


                                                                      Three Months                      Nine Months
                                                                     Ended June 30,                    Ended June 30,
                                                                      (Unaudited)                      (Unaudited)
                                                                 1998             1997             1998             1997
                                                             -----------      -----------      -----------      -----------
INTEREST INCOME
   Loans receivable:
     First Mortgage ....................................     $ 1,137,446      $ 1,050,080      $ 3,424,340      $ 3,023,247
     Consumer and other loans ..........................          60,995           20,378          131,083           61,306
   Securities available for sale:
     Investment securities .............................          11,546           14,626           41,859           42,328
     Mortgage-backed securities ........................         145,433            9,530          314,507            9,530
   Securities held to maturity:
     Investment securities .............................         422,663          428,745        1,223,087        1,367,214
     Mortgage-backed securities ........................         243,422          354,023          839,190        1,164,609
   Deposits with banks .................................          58,664           76,489          190,550          220,477
                                                             -----------      -----------      -----------      -----------

       Total interest income ...........................       2,080,169        1,953,871        6,164,616        5,888,711
                                                             -----------      -----------      -----------      -----------

INTEREST EXPENSE

   Deposits ............................................       1,096,740        1,105,921        3,325,875        3,310,523
   FHLB advances .......................................         167,030            4,728          350,878            4,728
                                                             -----------      -----------      -----------      -----------

       Total interest expense ..........................       1,263,770        1,110,649        3,676,753        3,315,251
                                                             -----------      -----------      -----------      -----------

       Net interest income before
          provision for loan losses ....................         816,399          843,222        2,487,863        2,573,460

   Provision for loan losses ...........................               0                0                0            5,000
                                                             -----------      -----------      -----------      -----------

       Net interest income after
         provision for loan losses .....................         816,399          843,222        2,487,863        2,568,460
                                                             -----------      -----------      -----------      -----------

NONINTEREST INCOME
   Gain(loss) on sale of interest-earning assets .......          37,230           13,050          100,675           44,372
   Loan origination and commitment fees ................          14,245           18,809           56,015           46,102
   Loan servicing fees .................................          19,874           26,860           68,798           73,797
   Gain on foreclosed real estate ......................          (6,911)               0           (6,351)               0
   Other ...............................................          13,692           18,967           35,330           51,382
                                                             -----------      -----------      -----------      -----------

       Total noninterest income ........................          78,130           77,686          254,467          215,653
                                                             -----------      -----------      -----------      -----------

                                             EAST TEXAS FINANCIAL SERVICES, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME


                                                                      Three Months                      Nine Months
                                                                     Ended June 30,                    Ended June 30,
                                                                      (Unaudited)                      (Unaudited)
                                                                 1998             1997             1998             1997
                                                             -----------      -----------      -----------      -----------
NONINTEREST EXPENSE
   Compensation and benefits ...........................         463,006          425,534        1,415,800        1,271,288
   Occupancy and equipment .............................          47,084           40,769          140,843          112,829
   SAIF deposit insurance premium ......................          14,417           15,011           42,862           66,186
   Loss on foreclosed real estate ......................               0               (8)               0            5,683
   Other ...............................................         173,060          136,337          470,015          438,547
                                                             -----------      -----------      -----------      -----------

       Total noninterest expense .......................         697,567          617,643        2,069,520        1,894,533
                                                             -----------      -----------      -----------      -----------

Income (loss) before provision for income taxes ........         196,962          303,265          672,810          889,580

Income tax expense (benefit) ...........................          73,913          112,354          247,662          329,646
                                                             -----------      -----------      -----------      -----------

NET INCOME (LOSS) ......................................     $   123,049      $   190,911      $   425,148      $   559,934
                                                             ===========      ===========      ===========      ===========



Earnings per common share ..............................     $       .09      $       .13      $       .29      $       .38
Earnings per common share - assuming dilution ..........             .08              .13              .28              .37

The accompanying notes are an integral part of the consolidated financial statements.

                                                 EAST TEXAS FINANCIAL SERVICES, INC.
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)



NINE MONTHS ENDED
  June 30, 1998

                                     Common                                  Net Unrealized
                                   Stock and        Unearned   Unallocated   Gain on Avail.                                Total
                                    Paid in            RRP         ESOP         For Sale      Retained     Treasury    Stockholders'
                                    Capital           Shares      Shares       Securities     Earnings       Stock        Equity
                                    -------           ------      ------       ----------     --------       -----        ------
Balance October 1, 1997           $12,209,443     $ (329,748)  $ (650,614)  $      15,512    $13,365,792  $(3,731,017)  $20,879,368

Deferred compensation
   amortization                             -         87,287            -               -              -             -       87,287

Payment of cash dividends                   -              -            -               -       (177,111)            -     (177,111)

Accrued dividends - RRP stock               -              -            -               -         (4,400)            -       (4,400)

Net change in unrealized gain               -              -            -         (25,317)             -             -      (25,317)
   on securities available for
   sale, net of deferred taxes
   of ($13,042)

Transfer of par value of                6,281              -            -               -         (6,281)            -            -
   shares created in stock split

Net income for the nine months
   ended June 30, 1998                      -              -            -               -        425,148             -      425,148

Balance June 30, 1998             $12,215,724     $ (242,461)  $ (650,614)  $     (9,805)    $13,603,148   $(3,731,017) $21,184,975
                                  ===========     ==========   ==========   ============     ==========    ===========  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                              EAST TEXAS FINANCIAL SERVICES, INC.
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)


                                                                    For the Nine Months Ended
                                                                             June 30,
                                                                 ----------------------------
                                                                      1998             1997
                                                                 -----------      -----------
Cash flows from operating activites:
   Net income ..............................................     $   425,148      $   559,934
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Amortization of deferred loan origination fees ......           3,660           (1,947)
       Amortization of premiums and discounts on investment
         securities, mortgage-backed securities, and loans .         100,344           77,941
       Amortization of deferred compensation ...............          87,286           87,286
       Compensation charge related to release of ESOP shares          94,014           70,977
       Depreciation ........................................          72,410           50,890
       Deferred income taxes ...............................         (81,255)          21,649
       Stock dividends on FHLB stock .......................         (41,800)         (42,200)
       Origination of  mortgage servicing rights ...........         (80,916)               0
       Amortization of mortgage servicing rights ...........          32,592           18,819
       Net (gain) loss on sale of:
         Securities held to maturity .......................               0           (1,381)
         Foreclosed real estate ............................               0                0
         Fixed assets ......................................               0           (9,562)
         Net loss on disposal of fixed assets ..............           3,889                0
         Other assets ......................................               0                0
         Loans .............................................         (19,759)         (42,991)
         Loans held for sale ...............................               0                0
       Proceeds from loan sales ............................       6,805,150        2,989,034
       Originations of loans held for sale .................               0                0
       Proceeds from sale of fixed assets ..................               0                0
       (Increase) decrease in:
         Accrued interest receivable .......................         (51,399)           5,859
         Other assets ......................................        (490,540)         243,280
         Accrued loan loss .................................               0            5,000
       Increase (decrease) in:
         Federal income tax payable ........................          89,741           (2,582)
         Accrued expenses and other liabilities ............        (733,960)        (603,321)
       Capitalized interest on time deposits ...............               0                0
                                                                 -----------      -----------

Net cash provided (used) by operating activities ...........       6,214,605        3,426,685
                                                                 -----------      -----------

The accompanying notes are an integral part of the consolidated financial statements.

                                    EAST TEXAS FINANCIAL SERVICES, INC.
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (UNAUDITED)

                                                                             For the Nine Months Ended
                                                                                     June 30,
                                                                               1998             1997
                                                                          ------------      ------------
Cash flows from investing activites:
   Purchases of interest earning time deposits .......................     $   (295,617)     $    (98,000)
   Net decrease (increase) in fed funds sold .........................          753,847           480,094
   Purchases of obligations - U.S. Govt. and agencies
     held-to-maturity ................................................      (15,031,688)       (6,495,391)
   Proceeds from maturity of time deposits ...........................          295,573           196,000
   Proceeds from sale of securities held-to-maturity .................                0                 0
   Proceeds from maturity of securities held-to-maturity .............                0                 0
   Proceeds from maturity of obligations - U.S. Govt. and
     agencies held-to-maturity .......................................        9,000,000         8,500,000
   Proceeds from sale of obligations of U.S. Govt. agencies
     held-to-maturity ................................................                0         1,000,938
   Proceeds from redemption of FHLB stock ............................          270,100                 0
   Purchases of mortgage-backed securities available for sale ........       (7,598,697)       (2,035,446)
   Purchases of mortgage-backed securities held-to-maturity ..........                0          (512,122)
   Principal payments on mortgage-backed securities available for sale        1,686,740             1,130
   Principal payments on mortgage-backed securities held-to-maturity .        5,601,036         5,529,654
   Net originations and principal collections on loans ...............      (11,615,043)      (10,121,466)
   Capitalized acquisition cost related to foreclosed real estate ....           (2,737)           (9,489)
   Proceeds from sale of foreclosed real estate ......................            2,594           437,094
   Proceeds from sale of fixed assets ................................                0            17,500
   Expenditures for premises and equipment ...........................           (3,700)          (41,115)
                                                                           ------------      ------------

Net cash provided (used) by investing activities .....................      (16,937,592)       (3,150,619)
                                                                           ------------      ------------
Cash flows from financing activities:
   Net increase(decrease) in:
     Non-interest bearing deposits, savings, NOW accounts ............        1,174,753        (1,312,081)
     Time deposits ...................................................       (2,051,617)       (1,048,085)
     FHLB Advances ...................................................       77,701,500         2,481,420
     Repayment of FHLB Advances ......................................      (69,574,472)         (518,000)
     Advances from borrowers for taxes and insurance .................         (266,052)         (284,947)
   Dividends paid to stockholders ....................................         (177,111)         (157,549)
   Purchase of treasury stock ........................................                0          (951,116)
   Proceeds from sale of common stock ................................                0                 0
                                                                           ------------      ------------

Net cash provided (used) by financing activities .....................        6,807,001        (1,790,358)
                                                                           ------------      ------------

Net increase (decrease) in cash and cash equivalents .................       (3,915,986)       (1,514,292)

Cash and cash equivalents at beginning of the period .................        6,931,133         5,699,647
                                                                           ------------      ------------

Cash and cash equivalents at end of the period .......................     $  3,015,147      $  4,185,355
                                                                           ============      ============

                                    EAST TEXAS FINANCIAL SERVICES, INC.
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (UNAUDITED)
                                                (continued)

                                                                             For the Nine Months Ended
                                                                                     June 30,
                                                                               1998             1997
                                                                          ------------      ------------
Supplemental disclosure:
Cash paid for:
   Interest on deposits ..............................................     $  1,652,209      $  1,666,746
   Income taxes ......................................................     $      4,589      $    310,692

Transfers from loans to real estate
   Acquired through foreclosures .....................................     $    244,229      $    467,991

Loans charged off to loan loss reserves ..............................     $     39,181      $     71,345

Recoveries credited to loan loss reserves ............................     $          0      $     51,159


The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY


             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998




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

NOTE 2 - EARNINGS PER SHARE

Earnings per share for the three months ended June 30, 1998 and 1997, has been computed based on net income divided by the weighted average number of common shares outstanding during the period. For the three months ended June 30, 1998 and 1997, the weighted average number of shares outstanding totaled 1,441,868 and 1,448,973 respectively. For the nine months ended June 30, 1998 and 1997, the weighted average number of shares outstanding totaled 1,441,868 and 1,482,256 shares respectively.

Earnings per common share - assuming dilution, for the three months and nine months ended June 30, 1998 and 1997, has been computed based on net income divided by the weighted average number of common shares outstanding. In addition, it includes the effects of all dilutive potential common shares that were outstanding during the period. For the three months ended June 30, 1998 and 1997, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,499,546 and 1,479,110 shares respectively. For the nine months ended June 30, 1998 and 1997, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,495,531 and 1,507,631 respectively.

For both earnings per share and earnings per common share - assuming dilution and as prescribed by the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employer's Accounting for Employees Stock Ownership Plans, the weighted average number of shares outstanding does not include unallocated Employee Stock Ownership Plan ("ESOP") shares.

(See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three-month and nine-month periods ended June 30, 1998 and 1997.)

                               NOTE 3 - SECURITIES

The amortized cost and estimated market values of investment securities held-to-maturity as of June 30, 1998, are as follows:

                                                                  Gross           Gross          Estimated
                                              Amortized        Unrealized      Unrealized          Market
                                                 Cost             Gains           Losses           Value
                                             -----------      -----------      -----------      -----------
Debt securities:
      U. S. Treasury ..................      $ 2,506,210      $    13,460      $         0      $ 2,519,670


      U. S. government agency .........       26,540,420           73,834            6,867       26,607,167
                                             -----------      -----------      -----------      -----------

           Total debt securities ......      $29,046,630      $    87,294      $     6,867      $29,127,057
                                             -----------      -----------      -----------      -----------

The amortized cost and estimated market values of investment securities held-to-maturity as of June 30, 1998, by contractual maturity are shown below:

                                                                      Estimated
                                                   Amortized            Market
                                                      Cost              Value
                                                  -----------        -----------
Due in one year or less ......................    $ 7,505,509        $ 7,516,432

Due after one year through two years .........      7,544,310          7,587,417

Due after two years through three years ......      2,990,995          3,013,878

Due after three years through five years .....     11,005,816         11,009,330
                                                  -----------        -----------

        Total debt securities ................    $29,046,630        $29,127,057
                                                  -----------        -----------

As of June 30, 1998, $12.0 million of the securities were callable at various dates between November 1998 and June 2001.

As of June 30, 1998, the weighted average yield on the Company's investment security held-to-maturity portfolio was approximately 6.03% while the Company's overall investment portfolio, including securities held-to-maturity, overnight deposits and interest earning time deposits with other financial institutions was approximately 6.00%.

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of June 30, 1998, by type of security are as follows:

                      Principal       Unamortized      Unearned          Unrealized        Carrying
                       Balance          Premiums       Discounts         Gain/(Loss)         Value
                    ------------     ------------     ------------      ------------      ------------
Fixed Rate ....     $          0     $          0     $          0      $          0                 0

Adjustable Rate        9,930,051          261,361                0           (14,856)       10,176,556
                    ------------     ------------     ------------      ------------      ------------

                    $  9,930,051     $    261,361     $          0      $    (14,856)       10,176,556
                    ------------     ------------     ------------      ------------      ------------


The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of June 30, 1998, by type of security are as follows:

                                                                                    Estimated
                    Principal      Unamortized      Unearned        Carrying          Market
                     Balance         Premiums       Discounts         Value           Value
                   -----------     -----------     -----------     -----------     -----------

Fixed Rate ....     $ 2,261,358     $         0     $     3,241     $ 2,258,117     $ 2,256,892


Adjustable Rate      10,221,606          79,275          11,885      10,288,996      10,495,914
                    -----------     -----------     -----------     -----------     -----------

                    $12,482,964     $    79,275     $    15,126     $12,547,113     $12,752,806
                    -----------     -----------     -----------     -----------     -----------

The overall yield on the Company's mortgage-backed securities portfolio as of June 30, 1998, was approximately 6.86%.

NOTE 4 - CURRENT ACCOUNTING ISSUES

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

Options outstanding:
     Balance, September 30, 1995                                      103,411
         Granted                                                            0
         Exercised                                                    (2,090)
         Forfeited and expired                                              0
                                                                     --------
     Balance, September 30, 1996                                      101,321

     Balance, September 30, 1996                                      101,321
         Granted                                                            0
         Exercised                                                    (1,045)
         Forfeited and expired                                              0
                                                                     --------
     Balance, September 30, 1997                                      100,276
                                                                     ========

     All outstanding options were granted at an exercise price of $14.125 per share.

On March 25, 1998, the Company completed a 3 for 2 stock split in the form of a 50% stock dividend. As a result of the split, the number of outstanding options, option price, options exercisable at year end, and shares available for the future grants were adjusted as follows:

Options outstanding at September 30, 1997 .......................        150,411
                                                                         =======

Option price ....................................................        $  9.42
                                                                         =======

Options exercisable at year end under stock option plan .........         57,350
                                                                         =======

Shares available for future grants ..............................         27,162
                                                                         =======

During the nine months ended June 30, 1998, no options were exercised, issued, or forfeited.

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

                                  JUNE 30, 1998




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

FINANCIAL CONDITION

Total assets were $122.6 million at June 30, 1998, a $6.7 million increase from the $115.9 million reported at September 30, 1997, the Company's most recent fiscal year end. The increase in total assets was the result of a $5.8 million increase in mortgage-backed securities available-for-sale, a $4.6 million increase in loans receivable and a $6.0 million increase in investment securities held-to-maturity. The increases were partially offset by a $5.6 million decline in mortgage-backed securities held-to-maturity and a $5.0 million decrease in interest-bearing deposits with banks and federal funds sold.

The increase in loans-receivable was a result of the Company's continued efforts to originate and place into portfolio one- to four-family loans. During the quarter ended June 30, 1998, the Company continued its policy of placing all fixed interest rate one- to four-family loans with original terms of less than or equal to 15 years and with interest rates of greater than or equal to 7.00% into portfolio. Continued lower mortgage rates have influenced borrowers to select fixed rate loans and, as result, the Company was able to increase its loans receivable portfolio. In addition, the Company has placed into portfolio approximately $2.5 million in home equity loans during the nine months ended June 30, 1998. Several times during the nine months ended June 30, 1998, interest rates on 15 year mortgage loans dropped below 7.00% and the Company elected to sell such loans into the secondary market. A continued period of declining mortgage rates could impede the Company's ability to continue to increase its loans receivable portfolio as few, if any, loans would be placed into portfolio under the Company's current policy. The result could be an overall decline in the Company's yield on earning assets as cash flows normally directed to loans are reinvested into lower yielding assets.

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

The Company currently offers home equity loans for up to 80% of the borrowers equity in the property, the maximum allowed by Texas law. Loan terms of up to 15 years are offered at interest rates, depending upon the size of the loan, ranging from 7.75% to 9.00%. As of June 30, 1998, the Company had approximately 61 home equity loans outstanding totaling $2.5 million.

At June 30, 1998, loans receivable totaled $61.7 million, compared to $57.1 million at September 30, 1997. For the three months and nine months ended June 30, 1998, the Company originated a total of $8.5 million and $24.5 million in loans respectively.

In an effort to increase its total loan production, to diversify into other types of lending, and to achieve greater yields on loans, the Company intends to open an additional full service branch location. The new location will be located in the rapidly growing area of South Tyler. The location will offer all of the lines of business the Company currently offers. In addition, the new office will offer a full line of commercial banking services, including commercial and consumer lending, commercial checking accounts, personal banking products such as credit and debit cards, investment brokerage services, automated teller machines, and extended banking hours. The Company anticipates opening the new location late in 1998.

The increase in the mortgage-backed securities available-for-sale portfolio was primarily the result of the Company's decision to continue its program of borrowing funds from the FHLB and investing the proceeds into mortgage-backed and similar securities in an effort to achieve a positive margin on the transaction. At June 30, 1998, the portfolio totaled $10.2 million, compared to $4.4 million at September 30, 1997.

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

At June 30, 1998, the average yield on the securities in the program was approximately 6.07% while the cost of the FHLB advance was approximately 5.62%.

At June 30, 1998, the investment securities held-to-maturity portfolio totaled $29.0 million, compared to $23.1 million at September 30, 1997. At June 30, 1998, the overall yield on the portfolio was approximately 6.03%, compared to 6.06% at September 30, 1997. The increase in outstanding balances was a result of the Company's decision to transfer excess interest-earning bank balances and federal funds sold into longer term higher yielding investments. At June 30, 1998, the portfolio contained $7.5 million in securities with remaining terms until maturity of less than one year, $7.5 million with remaining maturities of one through two years, $3.0 million with remaining maturities of two through three years and $11.0 million with remaining maturities of three through five years. Of the $29.0 million outstanding, $12.0 million are callable at various dates between November 1998 and June 2001.

The Company's mortgage-backed securities held-to-maturity portfolio totaled $12.5 million at June 30, 1998, compared to $18.2 million at September 30, 1997. The decrease in mortgage-backed securities held-to-maturity was primarily due to principal payments received on the portfolio during the period. Continued lower long-term interest rates could continue to influence borrower decisions to refinance the adjustable rate mortgage loans underlying the Company's mortgage-backed securities held-to-maturity portfolio. The result would be a continued decrease in the balances reported in this asset category.

The Company's decision to invest in mortgage-backed securities held-to-maturity, as it is with investment securities held-to-maturity, is primarily dependent upon the Company's ability to originate portfolio loans. A decision by the Company to discontinue placing mortgage loans into portfolio could have the effect of increasing the balances reported in this account as cash flow normally directed to mortgage lending would be redirected to mortgage-backed securities held-to-maturity. The weighted-average yield on the portfolio was approximately 7.50% at June 30, 1998.

Total deposits were $87.7 million at June 30, 1998, a $877,000 decrease from the $88.6 million reported at September 30, 1997. The Company's average funds cost was approximately 4.93% at June 30, 1998, compared to the 4.91% reported at September 30, 1997.

The Company reported $12.3 million in borrowed funds at June 30, 1998, an increase of $8.1 million from the $4.2 million reported at September 30, 1997. Approximately $10.2 million of the borrowed funds were used to invest in mortgage-backed securities available-for-sale as part of the Company's wholesale funded arbitrage program. The advance had a remaining term of less than 30 days and had an interest rate of 5.62%. The remaining $2.1 million in advances were used to fund a portion of the Company's commercial real estate loan portfolio and had a weighted average cost of approximately 6.05%.

Stockholders' equity totaled $21.2 million at June 30, 1998, an increase of $306,000 from the $20.9 million reported at September 30, 1997. The increase was primarily attributable to the net income of $425,000 reported for the nine months ended June 30, 1998, offset by a $25,000 decline in net unrealized gains and losses on securities available-for-sale and $182,000 in cash dividends paid to stockholders.

At June 30, 1998, the Company reported a book value per share of $13.76 based on 1,539,461 net outstanding shares. The Company did not repurchase any treasury stock during the nine months ended June 30, 1998. The Company held 345,031 shares of treasury stock at an average cost of $10.81 per share at June 30, 1998.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

General. Net income for the three months ended June 30, 1998 was $123,000 or $.09 per common share or $.08 per common share assuming dilution, a decrease of $68,000 from the $191,000 or $.13 per share reported for the three months ended June 30, 1997. The decrease in net income was attributable to a $27,000 decline in net interest income after provision for loan losses and a $80,000 increase in total non-interest expense, which were partially offset by a $38,000 decrease in income tax expense. The $80,000 increase in total non-interest expense included approximately $40,000 in legal and accounting expenses associated with due diligence performed on a potential bank acquisition during the quarter ended June 30, 1998. The costs incurred negatively affected earnings per share by $.02 per share for the quarter ended June 30, 1998.

Net Interest Income. For the quarter ended June 30, 1998, net interest income before provision for loan losses totaled $816,000, a decrease of $27,000 from the $843,000 reported for the quarter ended June 30, 1997. On an annualized basis, the $816,000 in net interest income for the current quarter was approximately 2.78% of average interest earning assets and 2.68% of average total assets. For the quarter ended June 30, 1997, the $843,000 in net interest income was 3.09% of average interest earning assets and 3.01% of average total assets. Average interest earning assets were approximately $117.5 million for the quarter ended June 30, 1998, compared to $109.3 million for the quarter ended June 30, 1997.

The decline in net interest income, despite the fact that average interest earning assets increased by approximately $8.2 million, was primarily the result of continued period of minimal differences in short term and long term interest rates. Cash flow from the Company's interest earning assets has increased over the past several quarters as mortgage borrowers have elected to refinance their mortgages. In addition, scheduled maturities of the investment securities portfolios have also provided additional challenges for reinvesting cash flow in this current interest rate environment. The result has been, despite growth in interest-earning assets, a yield on the Company's average interest-earning assets that declined from 7.15% for the quarter ended June 30, 1997 to 7.08% for the quarter ended June 30, 1998 as the cash flow has been reinvested at lower interest rates.

Contrarily, interest rates on the Company's primary source of funds, certificates of deposits, have not decreased. Continued competition for deposits in the Company's market has compelled the Company to continue to pay higher interest rates in order to maintain current deposit levels. On an annualized basis, the $1.1 million in interest expense on deposits, reported for the quarter ended June 30, 1998, was approximately 5.00% of average deposits outstanding for the quarter. For the quarter ended June 30, 1997, the $1.1 million in interest expense on deposits was approximately 4.94% of average deposits outstanding for the quarter. In addition, growth of the Company's balance sheet has been done through advances from the Federal Home Loan Bank of Dallas and at marginal rates higher than the Company's average cost of funds. For the quarter ended June 30, 1998, the $167,000 in interest expense on FHLB advances was approximately 5.72%.

Total interest income was $2.1 million for the quarter ended June 30, 1998, an increase of $126,000 from the $2.0 million reported for the same quarter in 1997. Interest income on loans-receivable totaled $1.2 million or 7.80% of average loans receivable balances outstanding for the quarter ended June 30, 1998. For the three months ended June 30, 1997, interest income on loans-receivable was approximately 8.05% of average loans receivable balances. During the quarter ended June 30, 1998, the Company continued its policy of placing into portfolio mortgage loans with an original maturity of less than or equal to 15 years and with interest rates of greater than or equal to 7.00%. As a result, the Company has been able to increase its loan receivable portfolio and increase interest income from loans-receivable. The growth has been at marginal yields at less than the average in the portfolio and the result has been a decline in the average yield on the portfolio. For the quarter ended June 30, 1998, the Company originated $8.5 million in loans. Approximately $2.6 million were sold into the secondary market while the remainder were place into portfolio.

Interest income from mortgage-backed securities available-for sale totaled $145,000 for the three months ended June 30, 1998, compared to none for the three months ended June 30, 1997. Interest income from this portfolio is part of the Company's plan to borrow funds from the FHLB and invest in mortgage-related securities in an effort to achieve a margin on the difference in the investment yield and the cost of the borrowings from the FHLB. The yield on the portfolio was approximately 6.07% at June 30, 1998. [See "Financial Condition"]

Interest income from the investment securities held-to-maturity portfolio totaled $423,000 for the three months ended June 30, 1998, compared to $520,000 for the same quarter in 1997. The average balance outstanding in the portfolio increased from $26.6 million for the quarter ended June 30, 1997 to $27.1 million for the quarter ended June 30, 1998. Despite the increase in the average balance outstanding, the average yield on the portfolio declined from 7.37% for the quarter ended June 30, 1997 to 6.13% for the quarter ended June 30, 1998. The decline in the yield on the portfolio was a result of maturing investment securities that were replaced at lower yields.

Interest income from the mortgage-backed securities held-to-maturity portfolio totaled $243,000 for the three months ended June 30, 1998, compared to $354,000 for the same period in 1997. Continued prepayments on the adjustable rate securities in the portfolio caused the average balance in the portfolio to decline to $13.4 million for the quarter ended June 30, 1998 from $20.4 million for the quarter ended June 30, 1997. The Company redirected the cash flow from the portfolio into its lending operations. The result was a decline in interest income from the portfolio, despite the fact that the average yield on the portfolio increased from 6.95% for the quarter ended June 30, 1997 to 7.26% for the quarter ended June 30, 1998.

Interest paid to depositors totaled $1.1 million for the three months ended June 30, 1998, unchanged from the $1.1 million for the three months ended June 30, 1997. Average deposit balances declined $1.8 million from $89.5 million for the quarter ended June 30, 1997 to $87.8 million for the quarter ended June 30, 1998.

Total interest expense as a percentage of average interest costing liabilities was approximately 5.08% for the three months ended June 30, 1998, compared to 4.91% for the three months ended June 30, 1997.

Provision For Loan Losses. The Company made no provision for loan losses for the quarter ended June 30, 1998 or for the quarter ended June 30, 1997. [See - "Asset Quality"]

Non-Interest Income. Non-interest income totaled $78,000 for the three months ended June 30, 1998, which was unchanged from the same period in 1997.

Gains on sales of interest earning assets equaled $37,000 for the current quarter, a $24,000 increase from the $13,000 reported for the same quarter in 1997. The increase was attributable to additional gains on the sale of mortgage loans into the secondary market during the quarter ended June 30, 1998, compared to the same quarter in 1997. Partially offsetting the increase in gains on sales of loans was a $5,000 decrease in loan origination fees to $14,000 for the three months ended June 30, 1998 from $19,000 for the three months ended June 30, 1997. The decrease was attributable to a decline in the number of single family loans made by the Company for which loan processing fee income is collected. During the nine months ended June 30, 1998, as compared to the same period in 1997, the Company has made fewer traditional one to four family loans as compared to the same period in 1997. In addition, a $7,000 decrease in loan servicing fees for the current quarter as compared to the same quarter in 1997 offset a portion of the increase in gains on sales of loans. The decrease was attributable to the amortization of previously recorded originated mortgage servicing rights, as loans were refinanced.

Non-Interest Expenses. Non-interest expenses totaled $698,000 for the three months ended June 30, 1998, compared to $618,000 for the same period in 1997, an $80,000 increase.

The increase in non-interest expense was partially the result of the $40,000 in due diligence expenses incurred during the quarter ended June 30, 1998, as well as a $37,000 increase in compensation and benefits expense. The increase in compensation and benefits expense was essentially the result of additional compensation for new employees added in 1997 in conjunction with the opening of a new loan production office by the Company. Also, additional expense associated with the funding of the Company's defined benefit pension plan and additional expenses associated with the Company's Employee Stock Ownership Plan accounted for a portion of the increase.

Occupancy and equipment expense increased $6,000 from $41,000 for the three months ended June 30, 1997 to $47,000 for the three months ended June 30, 1998. The increase was also attributable to additional expenses associated with the opening of a new loan production office in 1997.

Provision For Income Taxes. The Company incurred federal income tax expense of $74,000 or 37.5% of pre-tax income for the three months ended June 30, 1998, compared to $112,000 or 37.0% of pre-tax income for the three months ended June 30, 1997.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

General. For the nine months ended June 30, 1998, the Company reported net income of $425,000 or $.29 per common share and $.28 per common share - assuming dilution, compared to $560,000 or $.38 per common share and $.37 per common share - assuming dilution for the nine months ended June 30, 1997. The decrease in net income was attributable to an $81,000 decline in net interest income after provisions for loan losses and a $175,000 increase in noninterest operating expenses, which were partially offset by a $39,000 increase in noninterest income and a $82,000 decrease in income tax expense. Included in the $175,000 increase in noninterest expenses is approximately $40,000 in due diligence expenses, which were incurred on a potential bank acquisition during the period.

Net Interest Income. For the nine months ended June 30, 1998, net interest income after provisions for loan losses totaled $2.5 million, down slightly from the $2.6 million reported for the nine months ended June 30, 1997. On an annualized basis, the $2.5 million in net interest income after provisions for loan losses for the current period was approximately 2.88% of average interest earning assets and 2.78% of average total assets. For the nine months ended June 30, 1997, the $2.6 million in net interest income after provisions for loan losses was approximately 3.10% of average interest earning assets and 3.02% of average total assets. Average interest earning assets were approximately $115.2 million for the nine months ended June 30, 1998, compared to $110.5 million for the nine months ended June 30, 1997.

Total interest income was $6.2 million or 7.13% of average interest earning assets for the nine months ended June 30, 1998, compared to $5.9 million or 7.11% of average interest earning assets for the nine months ended June 30, 1997. The decline in average yield on interest earning assets was a result of continued lower interest rates and a continued narrowing of the difference in short and long term interest rates. Cash flow from the Company's interest earning assets are being re-deployed in lower yielding assets in the current interest rate and the result is a decline in the average yield on the Company's interest earning asset portfolio.

Interest income on loans receivable totaled $3.6 million for the nine months ended June 30, 1998, a $471,000 increase from the $3.1 million reported for the nine months ended June 30, 1997. The increase in interest income on loans receivable, despite a decline in the average yield on the portfolio, was a direct result of the increase in balances outstanding in the portfolio as the Company continued its policy of placing into portfolio the majority of the loans it originates. Average loans receivable balances increased to $59.4 million for the nine months ended June 30, 1998 from $51.3 million for the nine months ended June 30,1997. For the nine months ended June 30, 1998, the $3.6 million in interest income on loans receivable was approximately 7.98% on an annualized basis, compared to 8.02% on an annualized basis on the $3.1 million reported for the nine months ended June 30, 1997.

Interest income from mortgage-backed securities available-for sale totaled $315,000 for the nine months ended June 30, 1998, compared to none for the nine months ended June 30, 1997. Interest income from this portfolio is part of the Company's program to borrow funds from the FHLB and invest in mortgage-related securities in an effort to achieve a margin on the difference in the investment yield and the cost of the borrowings. At June 30, 1998, the Company had approximately $10.2 million invested in the program. [See "Financial Condition"]

Interest income on investment securities held-to-maturity totaled $1.2 million for the nine months ended June 30, 1998, compared to $1.6 million for the nine months ended June 30, 1997. The decrease in interest income on the portfolio was partially the result of a decline in the overall yield on the portfolio as maturing securities were re-invested at lower yields. For the nine months ended June 30, 1998, the $1.2 million in interest income was approximately 6.26% on an annualized basis of the average balance outstanding, compared to 7.60% on an annualized basis for the $1.6 million reported for the nine months ended June 30, 1997.

Interest income on mortgage-backed securities held-to-maturity was $839,000 for the nine months ended June 30, 1998, compared to $1.2 million for the nine months ended June 30, 1997. The decline in interest income on the portfolio was primarily the result of a decline in the average balance outstanding in the portfolio from $19.9 million for the nine months ended June 30, 1997 to $12.5 million for the nine months ended June 30, 1998. The Company re-directed cash flow from the portfolio into its lending operations. The average yield on the portfolio increased to 7.29% for the nine month period ended June 30, 1998 from 6.92% for the nine month period ended June 30, 1997. The increase in the overall yield on the portfolio, despite an overall decline in the general level of interest rates, was attributable to the adjustable rate features of the securities in the portfolio. The portfolio is predominately made up of adjustable rate mortgage-backed securities. The securities have an interest rate that is determined by a spread or margin over an index rate. A portion of the securities in the portfolio when purchased had discounted initial coupon rates. Over the past several quarters, despite an overall decline in interest rates, the coupon rates and consequently the yields on the securities have increased. However, the adjustable rate feature of the underlying loans in the securities, the higher coupon rates on such loans, and lower rates of interest on fixed interest mortgage loans have caused borrowers on the underlying loans to seek out opportunities to refinance their mortgages. The result has been an increase in the cash flow from the portfolio and resulted in the decline in the average balances in the portfolio.

Interest expense was $3.7 million for the nine months ended June 30, 1998, an increase of $362,000 from the $3.3 million reported for the nine month period ended June 30, 1997. An increase in average interest costing liabilities, including advances from the FHLB, from $91.3 million for the nine months ended June 30, 1997 to $100.0 million for the nine months ended June 30, 1998 primarily accounted for the increase in interest expense. The $3.7 million in interest expense reported for the nine month period ended June 30, 1998 was approximately 4.90% on an annualized basis of average interest costing liabilities, compared to 4.84% on an annualized basis for the same period in 1997.

Non-Interest Income. Non-interest income was $254,000 for the nine months ended June 30, 1998, compared to $216,000 for the nine months ended June 30, 1997. The increase in income was directly attributable to additional gains on sales of interest earning assets and additional loan origination fees. Gains on sales of interest earning asset totaled $101,000 for the nine month period ended June 30, 1998, compared to $44,000 for the nine months ended June 30, 1997. The increase was a direct result of the fact that more loans were sold into the secondary market during the current period and more gains on sales of loan were reported. At certain times during the nine months ended June 30, 1998, interest rates on the 15-year loans being made by the Company fell below 7.00%. The Company elected to sell such loans into the secondary market, which resulted in additional gains on sales of loans. In addition, loan origination and commitment fees were $56,000 for the nine months ended June 30, 1998, compared to $46,000 for the nine months ended June 30, 1997.

Non-Interest Expense. Non-interest expense was reported as $2.1 million for the nine month period ended June 30, 1998, a $175,000 increase from the $1.9 million reported for the nine months ended June 30, 1997.

The increase in non-interest expense was primarily the result of a $145,000 increase in compensation and benefits expense from $1.3 million for the nine months ended June 30, 1997 to $1.4 million for the nine months ended June 30, 1998 and $40,000 in due diligence expenses incurred during the period. The increase in compensation and benefits expense was essentially the result of additional compensation for new employees added in 1997 in conjunction with the opening of a new loan production office by the Company. Also, additional expense associated with the funding of the Company's defined benefit pension plan and additional expenses associated with the Company's Employee Stock Ownership Plan accounted for a portion of the increase.

Occupancy and equipment expense totaled $141,000 for the nine months ended June 30, 1998, compared to $113,000 for the nine months ended June 30, 1997. The increase was attributable to additional expenses associated with the opening of a new loan production office and the installation of a computer network linking all of the Company offices, both in late 1997.

Provision For Income Taxes. The Company incurred federal income tax expense of $248,000 or 36.8% of pre-tax income for the nine months ended June 30, 1998, compared to $330,000 or 37.1% of pre-tax income for the nine months ended June 30, 1997.

ASSET QUALITY

At June 30, 1998, the Company's non-performing assets totaled $502,000 or .41% of total assets, compared to $310,000 or .27% of total assets at September 30, 1997. At June 30, 1998, non-performing assets were comprised of twenty-one (21) loans, the largest of which was $47,000, secured by one (1) single family dwelling and two (2) foreclosed single family real estate properties in the amount of $204,700.

Non-performing loans at June 30, 1998, equaled $297,000 or .48% of loans receivable, compared to $310,000 or .54% of loans receivable at September 30, 1997.

Classified assets totaled $811,000 or .66% of total assets at June 30, 1998, compared to $904,000 or .78% of total assets at September 30, 1997.

Classified assets and non-performing assets differ in that classified assets may include loans less than ninety (90) days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. All classified assets at June 30, 1998, were deemed to be "substandard". No assets were classified "doubtful" or "loss" as of such date.

The Company's allowance for loan losses totaled $234,000 at June 30, 1998, a decrease of $35,000 from September 30, 1997. The allowance for loan losses as a percentage of loans receivable equaled .38% at June 30, 1998, compared to .48% at September 30, 1997. The decrease was a result of the Company's acquisition of a foreclosed real estate property. The property was appraised at acquisition and the balance was written down to its estimated "fair value."

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits from customers, advances from the FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities, sales of loans and operations.

Current Office of Thrift Supervision regulations require the Association to maintain, at a minimum, cash and eligible investments, in an amount not less than 4.0% of net withdrawable savings accounts and borrowings payable on demand or in one year or less. Liquid assets include cash on hand, unpledged demand deposits, certain time deposits, and, U. S Government and agency obligations. The Association maintains a liquid asset ratio above the minimum required level of the Office of Thrift Supervision. At June 30, 1998, the Association's liquid asset ratio equaled 40.0%.

The Association uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At June 30, 1998, the Association had outstanding commitments to extend credit on $2.9 million of real estate loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $21.2 million at June 30, 1998, an increase of $306,000 from the $20.9 million reported at September 30, 1997. The increase was primarily a result of the $425,000 net income for the nine months ended June 30, 1998, less $182,000 in cash dividends paid during the nine month period.

As of June 30, 1998, the Company's reported book value per share, using total stockholders' equity of $21.2 million (net of the cost of unallocated ESOP and RRP shares) and 1,539,461 outstanding shares of common stock (the total issued shares including unallocated ESOP and RRP shares, less treasury shares), equaled $13.76 per share.

Subsequent to the quarter ended June 30, 1998, the Company announced its intention to pay a cash dividend of $.05 per share on August 26, 1998, to stockholders of record at August 12, 1998.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Congress imposed a three part capital requirement for thrift institutions. At June 30, 1998, the Association's actual and required capital amounts under each of the three requirements were as follows:

     - Tangible Capital (stockholders' equity) was $18.2 million or 14.9% of total assets, exceeding the minimum requirement of 1.5% by $16.4 million.

     - Core Capital (Tangible capital plus certain intangible assets) was $18.2 million or 14.9% of total assets, exceeding the minimum requirement of 4.0% by $13.3 million.

     - Risk-based Capital (Core capital plus general loan and valuation allowances less an adjustment for capitalized mortgage servicing rights) equaled $18.5 million of 38.5% of risk weighted assets, exceeding the minimum requirement of 8.0% of risk weighted assets by $14.6 million.

At  June  30,  1998,  the  Association  was  considered  a  "well   capitalized"
institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

                                  JUNE 30, 1998


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

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed herewith:

         Exhibit 11.0 - Computation of Earnings Per Share

         Exhibit 27.0 - Financial Data Schedule

     (b) Reports on Form 8-K

         During the quarter ended June 30, 1998, the Company filed a report on Form 8-K on April 29, 1998, to report the issuance of a press release dated April 23, 1998, announcing the Company's intention to pay, on May 27, 1998, a cash dividend of $.05 per share for the quarter ended March 31, 1998, to stockholders of record on May 13, 1998.

         During the quarter ended June 30, 1998, the Company filed a report on Form 8-K on April 29, 1998, to report the issuance of a press release dated April 23, 1998, announcing the Company's earnings for the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           East Texas Financial Services, Inc.


Date:  July 31, 1998                       /s/ Gerald W. Free
                                           ------------------
                                               Gerald W. Free
                                               Vice Chairman, President and CEO
                                               (Principal Executive Officer)


Date:  July 31, 1998                       /s/ Derrell W. Chapman
                                           -----------------------
                                               Derrell W. Chapman
                                               Vice President/COO/CFO
                                               (Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT 11.0