Form 10KSB
period 1998-09-30
EAST TEXAS FINANCIAL SERVICES INC
filed 1998-12-23
CIK 929646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X)    ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
       EXCHANGE ACT OF 1934 (FEE REQUIRED)

       For the fiscal year ended September 30, 1998

                                       OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from __________________ to ___________________

                         Commission file number: 0-24848

                       EAST TEXAS FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

         Delaware                                              75-2559089
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                            Identification No.

1200 South Beckham Avenue, Tyler, Texas                           75701
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (903) 593-1767
                                                              --------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

         State  the  issuer's   revenues  for  its  most  recent   fiscal  year:
$8,624,000.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and ask prices of such stock on the OTC Electronic Bulletin Board as of December 9, 1998 was $9.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

         As of December 9, 1998, there were issued and outstanding 1,464,056 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended September 30, 1998.

         Part III of Form 10-KSB - Portions of Proxy Statement for 1999 Annual Meeting of Stockholders.

         Transitional Small Business Disclosure Format: YES  [  ] NO [ X ]

                                     PART I


Item 1.  Description of Business

General

         East Texas Financial Services, Inc. (the "Company") is a Delaware corporation organized in 1994 to be the savings and loan holding company of First Federal Savings and Loan Association of Tyler ("First Federal" or the "Association"). First Federal was founded in 1923 as a Texas chartered institution and converted in 1939 to a federally chartered mutual savings and loan association. The Company owns all of the outstanding stock of the Association issued on January 10, 1995, in connection with the completion of its conversion from the mutual to the stock form of organization (the "Conversion"). All references to the Company, unless the context otherwise requires, all references herein to the Association or the Company include the Company and Association on a consolidated basis. The Company's common Stock is traded on the OTC Electronic Bulletin Board under the symbol "ETFS."

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

         The Company serves its primary market area, East Texas with a concentration in Smith County, through its main office and loan production office, which are located in Tyler, Texas, a loan production office located in Lindale, Texas and a full service branch located in Whitehouse, Texas. At September 30, 1998, the Company had total assets of $124.0 million, deposits of $86.6 million, borrowings from the FHLB of Dallas of $14.9 million, and stockholders' equity of $20.4 million.

         The principal business of the Company consists of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company also originated commercial real estate, one- to four-family construction, multi-family and consumer loans. The Company also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. At September 30, 1998, substantially all of the Company's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Texas, with most of them located in the Company's primary market area. See "--Originations, Purchases and Sales of Loans."

         The Company has initiated an expansion into full-service commercial banking products and services. In January 1999, the Company will begin offering new products and services, including but not limited to commercial and consumer loans, debit and credit cards, an ATM machine and cards, safe deposit boxes and investment brokerage services. The goal of the expansion is to better serve the Company's existing customers, to attract new customers to diversify into lending products with higher yields and shorter terms, and to increase non-interest income. The Company has established a new branch office location in its primary market and has hired additional personnel to develop commercial and consumer products and services.

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

         The Company has recently begun utilizing its borrowing privileges as a member of the FHLB of Dallas. The Company borrows funds from the FHLB of Dallas to fund long term loans and to invest in mortgage-backed securities. "See Mortgage-Backed Securities, Sources of Funds, and Borrowings."

         The executive offices of the Company are located at 1200 South Beckham Avenue, Tyler, Texas 75701. The telephone number at that address is (903) 593-1767.

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

Lending Activities

         General. Historically, the Company originated fixed-rate one- to four-family mortgage loans. In the early 1980's, the Company began the origination of adjustable-rate mortgage ("ARM") loans for retention in its portfolio, in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities than fixed-rate mortgage loans. The Company has continued to originate fixed-rate residential mortgage loans, however, in response to consumer demand. The Company underwrites the majority of its fixed-rate residential mortgage loans under secondary market guidelines allowing them to be saleable primarily to the Federal National Mortgage Association ("FNMA") with the servicing retained, without recourse, in order to generate fee income and reduce the company's exposure to changes in interest rates.
See"--Loan Portfolio Composition" and "--One- to Four-Family Residential Mortgage Lending."

         The Company's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences. To a lesser extent, the Company originates loans secured by commercial real estate, one- to four-family construction, multi-family and consumer loans. At September 30, 1998, the Company's net loans held in portfolio totaled $61.1 million, which constituted 49.3% of the Company's total assets. At that date, the Company had no loans held for sale.

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

         The  aggregate  amount of loans that the Company is  permitted  to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Company could have invested in any one real estate project, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation--Federal Regulation of Savings Associations." At September 30, 1998, the maximum amount that the Company could have lent to any one borrower and the borrower's related entities was approximately $2.8 million. At September 30, 1998, the Company had no loans or lending relationships with an outstanding balance in excess of this amount. The largest amount outstanding to any one borrower, or group of related borrowers, was approximately $1.4 million at September 30, 1998, and was secured by a lien on a commercial real estate property in Tyler being operated as a retail furniture store. The next largest lending relationship outstanding at September 30, 1998 was for $600,000 and was secured by a commercial real estate property operating as a manufacturing firm in Tyler, Texas. At September 30, 1998, the next three largest lending relationships totaled $556,000, $484,000, and $461,000 respectively. The $556,000 loan was secured by a country club located in Tyler, Texas, and the $484,000 loan was secured by a restaurant located in the Tyler, Texas. The $461,000 loan was secured by several duplex rental properties located in the Tyler area. At September 30, 1998, all of these loans were performing in accordance with their respective repayment terms. The Company had no other lending relationships in excess of $450,000 at September 30, 1998.

         Loan Portfolio Composition. The following information sets forth the composition of the Company's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts, allowances for losses and loans held for sale) as of the dates indicated.

                                                                          September 30,
                                     ---------------------------------------------------------------------------------------------
                                           1998                    1997                     1996                      1995
                                      Amount   Percent      Amount     Percent      Amount       Percent       Amount      Percent
                                      ------   -------      ------     -------      ------       -------       ------      -------
                                                                            (Dollars in Thousands)
Real estate loans:
   One- to four-family
      residential ...........         $52,298      83.34 %  $49,412      83.88 %    $42,773        85.98 %     $34,947      81.55 %
   Other residential property             551       0.88        569       0.97          701         1.41           724       1.69
   Nonresidential property ..           4,106       6.54      4,023       6.83        3,458         6.95         4,387      10.24
   Construction loans .......           2,256       3.60      3,600       6.11        1,806         3.63         1,879       4.38
                                      -------      -----    -------      -----      -------        -----       -------      -----
     Total real estate loans           59,211      94.36     57,604      97.79       48,738        97.97        41,937      97.86
                                      -------     ------    -------     ------      -------       ------       -------     ------


Other loans:
   Loans secured by deposits              403       0.64        488       0.83         500         1.00            404       0.94
   Home improvement .........             517       0.82        563       0.96         455         0.92            451       1.05
   Home Equity ..............           2,454       3.91          0       0.00           0         0.00              0       0.00
   Commercial ...............             168       0.27        252       0.42          54         0.11             63       0.15
                                      -------      -----    -------      -----      -------        -----       -------      -----
     Total other loans ......           3,542       5.64      1,303       2.21       1,009         2.03            918       2.14
                                      -------      -----    -------      -----      -------        -----       -------      -----

   Total loans ..............         $62,753     100.00 %   58,907     100.00 %    49,747       100.00 %       42,855     100.00 %
                                      -------      -----    -------      -----      -------        -----       -------      -----

Less:
   Loans in process                      1373                 1,506                  1,514                         777
   Deferred fees and discounts             28                    18                     19                          22
   Allowance for loan losses              233                   273                    289                         296
                                      -------                ------                 ------                     -------

     Total loans receivable,           61,119                57,110                 47,925                      41,760
net

Less:
   Loans held for sale                      0                     0                      0                           0
                                     --------              --------              ---------                    --------
     Net portfolio loans             $ 61,119              $ 57,110              $  47,925                    $ 41,760
                                     ========              ========              =========                    ========

         The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                         September 30,
                                   -----------------------------------------------------------------------------------------
                                          1998                     1997                  1996                  1995
                                   -------------------     --------------------    -----------------       ----------------
                                    Amount    Percent       Amount     Percent      Amount   Percent       Amount   Percent
                                   --------   --------     --------    --------    -------- --------       ------- --------
                                                                (Dollars in Thousands)
Fixed-Rate Loans
   Real estate loans:
     One- to four-family
        residences                 $  41,730    66.50 %    $ 36,708     62.32 %   $  29,635    59.57 %   $  24,313    56.73 %
     Other residential property          551     0.88           569      0.97           701     1.41           724     1.69
     Nonresidential property           3,838     6.12         3,595      6.10         2,610     5.25         2,739     6.39
     Construction loans                2,256     3.60         3,600      6.11         1,806     3.63           295     0.69
                                     -------- --------      --------  --------      -------- --------       ------- --------
        Total fixed-rate real
            estate loans              48,375    77.09        44,472     75.50        34,752    69.86        28,071    65.50
                                     -------- --------      --------  --------      -------- --------       ------- --------

   Other Loans:
     Loans secured by deposits           403     0.64           488      0.83           500     1.00           404     0.94
     Home improvement                    517     0.82           563      0.96           455     0.92           451     1.05
     Home Equity                       2,454     3.91             0      0.00             0     0.00             0     0.00
     Commercial                          168     0.27           252      0.42            54     0.11            63     0.15
                                     -------- --------      --------  --------      -------- --------       ------- --------
     Total other fixed-rate
          loans                        3,542     5.64         1,303      2.21         1,009     2.03           918     2.14
                                     -------- --------      --------  --------      -------- --------       ------- --------

     Total fixed-rate loans           51,917    82.73        45,775     77.71        35,761    71.89        28,989    67.64
                                     -------- --------      --------  --------      -------- --------       ------- --------

Adjustable-Rate Loans
   Real estate loans:
     One- to four-family              10,568    16.84        12,704     21.56        13,138    26.41        10,634    24.81
         residences
     Other residential property            0     0.00             0      0.00             0     0.00             0     0.00
     Nonresidential property             268     0.43           428      0.73           848     1.70         1,648     3.85
     Construction loans                    0     0.00             0      0.00             0     0.00         1,584     3.70
                                     -------- --------      --------  --------      -------- --------       ------- --------
       Total adjustable-rate
         real estate loans            10,836    17.27        13,132     22.29        13,986    28.11        13,866    32.36
                                     -------- --------      --------  --------      -------- --------       ------- --------

           Total loans                62,753   100.00 %      58,907    100.00 %      49,747   100.00 %      42,855   100.00 %
                                               ======                  ======                 ======                 ======

Less:
   Loans in process                    1,373                   1,506                   1,514                    777
   Deferred fees and discounts            28                      18                      19                     22
   Allowance for loan losses             233                     273                     289                    296
                                     --------                --------                 -------               --------

     Total loans receivable, net      61,119                  57,110                  47,925                 41,760
                                     --------                --------                 -------               --------

Less:
   Loans Held For Sale                     0                       0                       0                      0
                                     --------                --------                 -------               --------

     Net Portfolio Loans           $  61,119                $ 57,110               $  47,925             $   41,760
                                     ========                ========                 =======               ========

         The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at September 30, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                               Real Estate
             -----------------------------------------------------------------------------------------------------------------------
                 One- to                Other
               Four-Family          Residential        Nonresidential        Construction         Other Loans          Total Loans
             -----------------    ----------------   ------------------   -----------------   ---------------       ----------------
                      Weighted           Weighted              Weighted    Weighted           Weighted              Weighted
                      Average              Average             Average     Average            Average               Average
             Amount     Rate      Amount    Rate     Amount     Rate        Amount   Rate     Amount     Rate       Amount    Rate
             ------     ----      ------    ----     ------     ----        ------   ----     ------     ----       ------    ----
Due During                                                    (Dollars in Thousands)
  Periods
  Ending
 September
    30,
------------
    1999    $ 1,242       8.06 % $     0     0.00 %   $  311      8.33 %  $   883    8.63 % $    236     7.41 %   $  2,672   8.22 %
    2000      3,603       7.69         0     0.00          0      0.00         0     0.00        162      7.58        3,765   7.69
    2001      3,303       7.25         0     0.00        181      7.89         0     0.00        159      7.78        3,643   7.31
    2002      2,419       7.94       314     7.62         15      9.00         0     0.00        616      7.44        3,364   7.82
    2003      1,204       7.44         0     0.00        101      9.50         0     0.00        433      7.69        1,738   7.62
    2004        638       8.40         0     0.00          0      0.00         0     0.00        174      8.08          812   8.33
  2005 to     4,988       7.86       142     8.79        267      8.20         0     0.00      1,200      8.18        6,597   7.95
    2008
  2009 to    32,215       7.37        95     7.75      3,231      8.32         0     0.00        562      8.33       36,103   7.47
    2018
  2019 and    2,425       9.34         0     0.00          0      0.00         0     0.00          0      0.00        2,425   9.34
            -------              -------             -------              ------            --------               --------
  Total     $52,037              $   551             $ 4,106              $  883            $  3,542               $ 61,119
            =======              =======             =======              ======            ========               ========

         The total amount of loans due after September 30, 1999 which have predetermined interest rates is $49.1 million while the total amount of loans due after such date which have floating or adjustable interest rates is $9.3 million.

         One- to Four-Family Residential Mortgage Lending. The Company focuses its lending efforts primarily on the origination of conventional loans for the acquisition of owner-occupied, one- to four-family residences. At September 30, 1998, the Company's one- to four-family residential mortgage loans totaled $52.4 million, or 83.6% of the Company's gross loan portfolio. The Company originates these loans primarily from referrals from real estate agents, existing customers, walk-in customers, builders and from responses to the Company's marketing campaign, directed primarily to individuals in its market area.

         The Company currently originates fixed-rate and ARM loans. During the year ended September 30, 1998, the Company originated $30.4 million and $861,000 of fixed-rate mortgage and adjustable rate mortgage loans, respectively, which were secured by one- to four-family residences. During the same period, the Company sold $10.0 million of fixed-rate real estate loans which were secured by one- to four-family residences.

         The Company currently originates one- to four-family residential mortgage loans in amounts up to 95% of the appraised value of the security property and generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company's exposure to or below 80% of such value. The terms of such loans are generally for up to a maximum term of 30 years. Interest charged on these mortgage loans is competitively prived according to local market conditions.

         The Company currently offers ARMs with one, three and five year initial terms with adjustments occurring annually thereafter as well as loans that adjust once after five or seven years. All of the annually adjusting ARM loans currently adjust at a margin over the yield on the one year Constant Maturity Treasury Securities Rate. Initial rates on the three and five year ARMs and adjusted rates on the five and seven year ARM products are currently based upon the rate of a United States Treasury Note with a comparable term. ARM loans offered by the Company generally provided for up to a 200 basis point annual cap and a lifetime cap of 500 or 600 basis points greater than the initial rate. ARM loans may not adjust below the initial rate. As a consequence of using caps, the interest rates on the ARMs may not be as rate sensitive as the Company's cost of funds. Borrowers of adjustable rate loans are qualified at the fully indexed rate of interest. The Company has not experienced difficulty with the payment history for these loans.

         In underwriting one- to four-family residential real estate loans, the Company evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by the Company are appraised by independent fee appraisers approved and qualified by the Board of Directors. The Company generally requires borrowers to obtain title insurance and fire, property and flood insurance (if required) in an amount not less than the amount of the loan. Real estate loans originated by the Companygenerally contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.

         Commercial Real Estate and Multi-Family Residential Lending. The Company engages in multi-family and commercial real estate lending, including permanent loans secured primarily by apartment buildings, office buildings, and retail establishments in the Company's primary market area. At September 30, 1998, the Company had $4.1 million and $551,000, respectively, of commercial real estate and multi-family loans, which represented 6.5% and .9% respectively, of the Company's gross loan portfolio.

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

         Construction Lending. The Company engages in residential construction lending, with $2.3 million, or 3.6% or its gross loan portfolio in construction loans as of September 30, 1998. The Company offers loans to owner-occupants and builders for the construction of one- to four-family residences. Currently, such loans are offered with terms to maturity of up to nine months and in amounts generally up to 80% of the appraised value of the security property.

         The Company's construction loans require the payment of interest only on a quarterly basis. The Company generally makes permanent loans on the underlying property consistent with its underwriting standards for one- to four-family residences. The Company also offers loans to a few selected builders in its primary market area to build residential properties in anticipation of the sale of the house or where the house has been presold. Such loans are made for a term of nine months. The Company usually disburses funds on construction loans directly to the builder at certain intervals based upon the completed percentage of the project and inspections of the loans in process are performed by the Company's staff. At September 30, 1998, $2.3 million, or 100% of the Company's gross construction loans, were to builders for the construction of residences which had not been pre-sold.

         Construction lending generally affords the Company an opportunity to receive interest at rates higher than those obtainable from residential lending. Nevertheless, construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending since the risk of loss on construction loans is dependent largely, upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. In addition, to the extent the borrower is unable to obtain a permanent loan on the underlying property, the Company may be required to modify or extend the terms of the loan. In an effort to reduce these risks, the application process includes a submission to the Company of accurate plans, specifications and costs of the project to be constructed. These items are also used as a basis to determine the appraised value of the subject property. Loans are based on a lesser of current appraised value and/or the cost of construction (land plus building).

         Construction loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

         Consumer Loans. The Company offers loans secured by savings deposits, home equity and home improvement loans. Substantially all of the Company's consumer loans are originated in its primary market area. These loans are originated on a direct basis.

         At September 30, 1998, the Company's consumer loan portfolio totaled $3.5 million, or 5.50% of its total gross loan portfolio. Home equity loans accounted for $2.5 million of the total. All consumer loans are currently originated with fixed rates of interest.

         The Company made the decision to begin offering home equity loans during the fiscal year ended September 30, 1998. Home equity lending was approved by Texas voters in an amendment to the Texas Constitution in November of 1997. Financial institutions were able to begin making loans on January 1, 1998.

         The Company currently offers home equity loans for up to 80% of the borrower's equity in the property, the maximum allowed by Texas law. Loan terms of up to 15 years are offered at interest rates that are fixed for the term of the loan.

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

         Consumer loans may entail greater credit risk than do residential mortgage loans. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has historically been low, at September 30, 1998, four loans, totaling $4,600, or approximately .12% of the consumer loan portfolio, was 60 days or more delinquent. There can be no assurance that delinquencies will not increase in the future.

         Commercial Business Loans. At September 30, 1998, the Company also had $168,000 in commercial business loans outstanding, or .27 percent of the Company's total loan portfolio. The Company's commercial business lending activities have encompassed loans with a variety of purposes and security, including loans to finance inventory and equipment. Generally, the Company's commercial business lending has been limited to borrowers headquartered, or doing business, in the Company's market area.

         The Company anticipates significantly increasing its commercial business lending activity during the next fiscal year. Management believes that a sufficient demand for small to medium size commercial business loans exists in the Tyler market to warrant expanding its efforts in commercial lending. In conjunction with a new full-service office to be located in South Tyler, the predominant area of growth in the city, the Company anticipates adding one full-time commercial lending officer and one full-time loan processor to begin its commercial lending program.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business itself.

Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities

         Real estate loans are generally originated by the Company's staff of salaried loan officers. Loan applications are taken and processed at its main office and its loan production offices.

         In fiscal 1998, the Company originated $31.3 million of loans, compared to $24.7 million and $25.2 million in fiscal 1997 and 1996, respectively. Management attributes the sustained lending activity to continued lower interest rates and economic conditions in the Tyler area. In fiscal 1998, $27.5 million of loans and mortgage-backed securities were repaid, compared to $18.2 million and $21.1 million in fiscal 1997 and 1996, respectively.

         The Company currently sells its fixed-rate one- to four-family residential mortgage loans with maturities of greater than 15 years, without recourse, to FNMA, generally on a servicing retained basis. Sales of whole loans generally are beneficial to the Company since these sales may generate income at the time of sale, produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Company sold whole loans in aggregate amounts of $10.0 million, $4.7 million and $7.7 million during the years ended September 30, 1998, 1997, and 1996, respectively. The Company sells loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale should not adversely affect the Company's income at the time of sale.

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

         When loans are sold, the Company typically retains the responsibility for servicing the loans. The Company receives a fee for performing these services. The Company serviced for others mortgage loans amounting to $42.6 million, $39.4 million and $40.1 million at September 30, 1998, 1997, and 1996, respectively.

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

         The following table shows the loan and mortgage backed and related securities originations, purchase, sale and repayment activities of the Company for the periods indicated.

                                                             Year Ended September 30,
                                                ------------------------------------------------
                                                  1998         1997        1996          1995
                                                --------     --------     --------     --------
                                                            (Dollars in Thousands)
Originations by type:
   Adjustable rate:
     Real estate - one- to four-family .....    $    861     $  1,874     $  4,841     $  9,923
                       - multi-family ......           0            0            0            0
                       - commercial ........           0            0            0            0
     Non-real estate - consumer ............           0            0            0            0
                       - commercial business           0            0            0            0
                                                --------     --------     --------     --------
       Total adjustable-rate ...............         861        1,874        4,841        9,923
                                                --------     --------     --------     --------
   Fixed rate:
     Real estate - one- to four-family .....      27,740       21,170       20,208        9,736
                       - multi-family ......           0            0            0            0
                       - commercial ........       2,506        1,592          170            0
     Non-real estate - consumer ............          52           54            4            3
                       - commercial business         140            0            0          138
                                                --------     --------     --------     --------
       Total fixed-rate ....................      30,438       22,816       20,382        9,877
                                                --------     --------     --------     --------
       Total loans originated ..............      31,299       24,690       25,223       19,800
                                                --------     --------     --------     --------

Purchases:
   Real estate - one- to four-family .......           0            0            0            0
                       - multi-family ......           0            0            0            0
                       - commercial ........           0            0            0            0
   Non-real estate - consumer ..............           0            0            0            0
                       - commercial business           0            0            0            0
                                                --------     --------     --------     --------
       Total loans purchased ...............           0            0            0            0
   Mortgage-backed securities (excluding
       REMICs and CMOs) ....................       2,482        4,982          913       38,172
   REMICs and CMOs .........................       9,031            0            0            0
                                                --------     --------     --------     --------
             Total purchases ...............      11,513        4,982          913       38,172
                                                --------     --------     --------     --------

Sales and Repayments:
   Real estate - one- to four-family .......      10,032        4,740        7,718        5,191
                       - multi-family ......           0            0            0            0
                       - commercial ........           0            0            0            0
   Non-real estate - consumer ..............           0            0            0            0
                       - commercial business           0            0            0            0
                                                --------     --------     --------     --------
       Total loans sold ....................      10,032        4,740        7,718        5,191
   Mortgage-backed securities ..............           0            0            0            0
                                                --------     --------     --------     --------
        Total sales ........................      10,032        4,740        7,718        5,191
   Principal repayments - Loans ............      17,421       10,742       11,434        8,087
   Principal repayments - mortgage-backed
     securities ............................      10,069        7,416        9,648        4,371
                                                --------     --------     --------     --------
             Total reductions ..............      37,522       22,898       28,800       17,649
                                                --------     --------     --------     --------
   Increase (decrease) in other items, net .         (38)         (30)          37         (159)
                                                --------     --------     --------     --------
       Net increase (decrease) .............    $  5,252     $  6,744     $ (2,627)    $ 40,164
                                                ========     ========     ========     ========

Asset Quality

         Generally, when a borrower fails to make a required payment on real estate secured loans and other loans by the 17th day after such payment is due, the Company institutes collection procedures by mailing a delinquency notice. The customer is contacted again by telephone or letter when the delinquency is not promptly cured. In most cases delinquencies are cured promptly; however, if a loan secured by real estate or other collateral has been delinquent for more than 80 days, a final letter is sent or a telephone call is made demanding payment and the customer is requested to make arrangements to bring the loan current or, if the situation merits, a 30 day foreclosure notice is sent to the borrower. Once a payment is 90 days past due, a 30 day foreclosure notice is sent (if not previously sent) and, unless satisfactory arrangements have been made, immediate repossession or foreclosure procedures will commence.

         Generally, when a loan becomes delinquent 90 days or more, or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued by unpaid interest income on the loan is taken out of current income. Each account is handled on an individual basis. The loan will be transferred back to an accrual status if the borrower brings the loan current.

         The following table sets forth the Company's loan delinquencies by number, amount and percentage of loan category at September 30, 1998.

                                               Loans Delinquent for:
                          ----------------------------------------------------------------
                                   60 - 89 Days                    90 Days and Over                  Total Delinquent Loans
                          -------------------------------   ------------------------------    ---------------------------------
                                                 Percent                          Percent                              Percent
                                                 of Loan                          of Loan                              of Loan
                           Number      Amount    Category    Number      Amount   Category    Number     Amount        Category
                           ------      ------    --------    ------      ------   --------    ------     ------        --------

                                                                (Dollars in Thousands)
Real Estate:
 One- to four-family          27        $423      0.69 %        12        $217       0.36 %      39        $640           1.05 %
 Multi-family ......           1          65      0.11           0           0       0.00         1          65           0.11
 Commercial ........           0           0      0.00           0           0       0.00         0           0           0.00
 Construction or
   development .....           0           0      0.00           0           0       0.00         0           0           0.00

 Consumer ..........           0           0      0.00           4           5       0.00         4           5           0.00
 Commercial business           0           0      0.00           0           0       0.00         0           0           0.00

                              --        ----      ----          --        ----       ----        --        ----           ----
      Total ........          28        $488      0.80 %        16        $222       0.36 %      44        $710           1.16 %

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

                                                               September 30,
                                                 ---------------------------------------
                                                  1998       1997       1996       1995
                                                  ----       ----       ----       ----
                                                          (Dollars in Thousands)
Non-accruing loans:
   One- to four-family .....................      $187       $306       $449       $294
   Other loans .............................         0          4          1          0
                                                  ----       ----       ----       ----
       Total ...............................       187        310        450        294
                                                  ----       ----       ----       ----

Accruing loans delinquent more than 90 days:
   One- to four-family .....................         6          0          0         12
                                                  ----       ----       ----       ----
       Total ...............................         6          0          0         12
                                                  ----       ----       ----       ----

Foreclosed assets:
   One- to four-family .....................        35          0          0         90
                                                  ----       ----       ----       ----
       Total ...............................        35          0          0         90
                                                  ----       ----       ----       ----

Total non-performing assets ................      $228       $310       $450       $396
                                                  ====       ====       ====       ====

Total as a percentage of total assets ......      0.18%      0.27%      0.39%      0.34%
                                                  ====       ====       ====       ====


         For the year ended September 30, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $17,000. The amount was included in interest income on such loans was $13,000 for the year ended September 30, 1998.

         Other Assets of Concern. As of September 30, 1998, there were no assets classified by the Company because of known information about the possible credit problems of the borrowers or the cash flows of the security property have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which could result in the future inclusion of such item in the non-performing asset categories.

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

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classified problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the association's Regional Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 1998, the Company had classified $570,000 assets as substandard, none as doubtful, and none as loss. Classified assets and nonperforming assets differ in that classified assets may include loans less than 90 days delinquent. Also, assets guaranteed by governmental agencies such as the Veterans Administration or the Federal Housing Administration are not included in classified assets but are included in nonperforming assets.

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

         Real estate properties acquired through foreclosure are recorded at the lower of cost or fair market value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management, and if the value declines, a specific provision for losses on such property is established by a charge to operations.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At September 30, 1998, the Company had a total allowance for loan losses of $233,000, which equaled 102.2% of nonperforming loans, .38% of total loans and .19% of total assets. See Note 1 of the Notes to Consolidated Financial Statements.

         The following table sets forth an analysis of the Company's allowance for loan losses.

                                                               Year Ended September 30,
                                                    ------------------------------------------
                                                     1998        1997        1996        1995
                                                    -----       -----       -----       -----
                                                              (Dollars in Thousands)

Balance at beginning of period ...............      $ 273       $ 289       $ 296       $ 300

Charge-offs:
   One- to four-family .......................        (40)        (26)         (7)         (4)
   Other loans ...............................          0          (1)          0           0
                                                    -----       -----       -----       -----
       Total charge-offs .....................        (40)        (27)         (7)         (4)
                                                    -----       -----       -----       -----
Recoveries:
   One- to four-family .......................          0           6           0           0
   Other loans ...............................          0           0           0           0
                                                    -----       -----       -----       -----
       Total recoveries ......................          0           6           0           0
                                                    -----       -----       -----       -----

Net charge-offs ..............................        (40)        (21)         (7)         (4)

Additions charged to operations ..............          0           5           0           0
                                                    -----       -----       -----       -----

Balance at end of period .....................      $ 233       $ 273       $ 289       $ 296
                                                    =====       =====       =====       =====
Ratio of net charge-offs during the period to
   average loans outstanding during the period      0.07 %      0.04 %      0.02 %      0.01 %
                                                    =====       =====       =====       =====
Ratio of net charge-offs during the period to
   average non-performing assets .............      14.87 %     5.53 %      1.66 %      1.14 %
                                                    =====       =====       =====       =====

         The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                     September 30,
                        ------------------------------------------------------------------------------------------------------------
                                       1998                              1997                                   1996
                        ---------------------------------  ---------------------------------     -----------------------------------
                                                 Percent                            Percent                                Percent
                                                of Loans                           of Loans                                of Loans
                                       Loan      in Each                 Loan       In Each                      Loan      In Each
                        Amount of     Amounts    Category  Amount       Amounts     Category      Amount of     Amounts    Category
                        Loan Loss       by       to Total  Loan Loss      by        to Total        Loan          by       to Total
                        Allowance    Category     Loans    Allowance    Category      Loans      Allowance     Category     Loans
                        ---------    --------     -----    ---------    --------      -----      ---------     --------     -----
                                                                       (Dollars in Thousands)

One- to four-family      $    52      $52,298       83.34 %  $   88      $49,412       83.88 %     $   102      $42,773     85.98 %
Multi-family ........          0          551        0.88         0          569        0.97             0          701      1.41
Commercial real .....          0        4,106        6.54         0        4,023        6.83             0        3,458      6.95
estate
Construction or .....          0        2,256        3.60         0        3,600        6.11             0        1,806      3.63
  development
Other loans .........          0        3,542        5.64         0        1,303        2.21             0        1,009      2.03
Unallocated .........        181            0        0.00       185            0        0.00           187            0      0.00
                         -------      -------      ------    ------      -------      ------         -----      -------    ------
   Total ............    $   233      $62,753      100.00 %  $  273      $58,907      100.00 %       $ 289      $49,747    100.00 %
                         =======      =======      ======    =======     =======      ======         =====      =======    ======


Investment Activities

         Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

         At September 30, 1998, the Company had two investment portfolios, one consisting primarily of adjustable rate mortgage-backed securities and the other consisting principally of fixed rate debentures. Both portfolios consisted entirely of U.S. Government or U.S. Government Agency obligations. These investments were made in order to generate income, and because these securities carry a low risk weighting for OTS risk-based capital purposes, to satisfy OTS liquid-asset requirements. See "Regulation - Capital Requirements" and "--Liquidity."

         At September 30, 1998, the Company's fixed rate investment securities totaled $29.8 million or 24.0% of total assets and mortgage-backed securities totaled $23.8 million or 19.2% of total assets. For information regarding the amortized cost, market and accounting classification values of the Company's investment securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements. At September 30, 1998, the weighted average term to maturity or repricing of the investment securities portfolio, excluding FHLB stock, was 2.6 years. For information regarding the amortized cost, market values and accounting classification of the Company's mortgage-backed securities portfolio, see Note 4 of the Notes to Consolidated Financial Statements.

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

         The Company's mortgage-backed and related securities portfolio consists primarily of securities issued under government-sponsored agency programs, including those of GNMA, FNMA and FHLMC. The securities consist of modified pass-through mortgage-backed securities that represent undivided interest in underlying pools of fixed-rate, or certain types of adjustable rate, single-family residential mortgages issued by these government-sponsored entities and collateralized mortgage obligations (debt obligations of the issuer backed by mortgage loans as mortgage-backed securities). The securities generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected.

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

         The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.

                                                                                   September 30,
                                            ---------------------------------------------------------------------------------------
                                                   1998                    1997                   1996                    1995
                                            ------------------       -----------------       ------------------      --------------
                                             Book        % of        Book        % of        Book         % of       Book     % of
                                             Value       Total       Value       Total       Value        Total      Value    Total
                                             -----       -----       -----       -----       -----        -----      -----    -----
                                                                          (Dollars in Thousands)
Mortgage-backed securities
available-for-sale
    U.S. Government agency pass-
       through mortgage-backed
       securities ......................    $ 4,217      17.76 %    $ 4,200      18.66 %          0       0.00 % $      0     0.00 %
    U.S. Government agency
       collateralized mortgage
       obligations .....................      8,360      35.20            0       0.00            0       0.00          0     0.00
                                            -------     ------      -------     ------      -------     ------   --------   ------
            Subtotal ...................     12,577      52.95        4,200      18.66            0       0.00          0     0.00

Mortgage-backed securities
held-to-maturity

    U.S. Government agency pass-through
       mortgage-backed securities ......     10,878      45.80       18,085      80.35       24,858      99.64     33,588    99.55
                                            -------     ------      -------     ------      -------     ------   --------   ------

      Subtotal .........................     10,878      45.80       18,085      80.35       24,858      99.64     33,588    99.55
                                            -------     ------      -------     ------      -------     ------   --------   ------

Unamortized premium (discounts), net ...        296       1.25          223       0.99           91       0.36        153     0.45
                                            -------     ------      -------     ------      -------     ------   --------   ------

        Total mortgage-backed securities    $23,751     100.00 %    $22,508     100.00 %    $24,949     100.00 % $ 33,741   100.00
                                            =======     ======      =======     ======      =======     ======   ========   ======

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at September 30, 1998.

                                                                   Due In                                         Total
                                                                                                             Mortgage-Backed
                                                                                                                Securities
                                                   -------------------------------------------------     -----------------------
                                                   5 Years       5 to 10      10 to 20      Over 20      Amortized        Market
                                                   or Less        Years         Years         Years        Cost           Value
                                                   -------        -----         -----         -----        ----           -----
                                                                               (Dollars in Thousands)
Mortgage-backed securities available-for-sale

     U.S. Government agency pass-through
        mortgage-backed securities ..........      $     0       $     0       $   379       $ 4,151       $ 4,530       $ 4,450

    U.S. Government agency collateralized
        mortgage obligations ................            0             0             0         8,379             0         8,360
                                                   -------       -------       -------       -------       -------       -------

         Total available-for-sale ...........            0             0           379        12,530        12,909        12,810
                                                   -------       -------       -------       -------       -------       -------

Mortgage-backed securities held-to-maturity

    U.S. Government agency pass-through
        mortgage-backed securities ..........        1,900             0             0         9,040        10,940        11,089
                                                   -------       -------       -------       -------       -------       -------

          Total mortgage-backed securities ..      $ 1,900       $     0       $   379       $21,570       $23,849       $23,899
                                                   =======       =======       =======       =======       =======       =======

     Weighted average yield .................         6.20%         0.00%         5.44%         6.73%         6.67%

         The following table sets forth the composition of the Company's investment securities, excluding mortgage-backed securities, at the dates indicated.

                                                                           September 30,
                                           -----------------------------------------------------------------------------
                                                     1998                      1997                        1996
                                           -----------------------------------------------------------------------------
                                                Book       % of         Book         % of           Book         % of
                                                Value     Total         Value       Total           Value       Total
                                           -----------------------------------------------------------------------------
                                                                     (Dollars in Thousands)

   U.S. government securities              $        0      0.00 %   $       0         0.00 %            0        0.00 %
   Federal agency obligations                       0      0.00             0         0.00              0        0.00
   Mutual funds                                     0      0.00             0         0.00              0        0.00
   Other securities                                 0      0.00             0         0.00              0        0.00
                                             ---------   -------      --------     --------      ---------   ---------
      Subtotal                                      0      0.00             0         0.00              0        0.00
                                             ---------   -------      --------     --------      ---------   ---------

Investment securities held-to-maturity

   U.S. government securities                   2,505      7.42         2,511         7.65          1,998        5.23
   Federal agency obligations                  27,262     80.78        20,547        62.64         28,141       73.61
   Other securites(1)                               0      0.00             0         0.00              0        0.00
                                             ---------   -------      --------     --------      ---------   ---------
      Subtotal                                 29,767     88.20        23,058        70.29         30,139       78.84
                                             ---------   -------      --------     --------      ---------   ---------

   Total investment securities                 29,767     88.20        23,058        70.29         30,139       78.84
                                             ---------   -------      --------     --------      ---------   ---------

Average remaining life of investment                     2.6 yrs                    1.4 yrs                   1.4 yrs
securities


Other interest-earning assets:
   FHLB stock                                     789      2.34         1,006         3.07            949        2.48
   Interest-bearing deposits with banks(2)      3,064      9.08         7,988        24.35          6,658       17.42
   Other overnight deposits(3)                    129      0.38           754         2.29            480        1.26
                                             ---------   -------      --------     --------      ---------   ---------
      Total other interest-earning assets       3,982     11.80         9,748        29.71          8,087       21.16
                                             ---------   -------      --------     --------      ---------   ---------

Total investment securities, FHLB stock
   and other interest-earning assets       $   33,749    100.00 %   $   32,806      100.00 %       38,226      100.00 %
                                             =========  ========      =========     =======      =========    ========


(1)  Includes investments in adjustable rate mortgage-backed mutual funds.
(2)  Includes investments in insured certificates of deposit.
(3) Includes securities purchased under agreement to resell and federal funds sold.

         The following table sets forth the composition and maturities of the Company's investment securities portfolio as of September 30, 1998.

                                                                              At September 30, 1998
                                        ------------------------------------------------------------------------------------------
                                                                                                     No
                                        Less Than      1 to 3          3 to 5         Over         Stated        Total Investment
                                         1 Year         Years           Years        5 Years      Maturity           Securities
                                          Amort         Amort           Amort         Amort        Amort        Amort       Market
                                          Cost          Cost            Cost          Cost          Cost        Cost        Value
                                          ----          ----            ----          ----          ----        ----        -----
                                                                               (Dollars in Thousands)
Investment securities available-for-sale

   U.S. government securities ..........  $     0       $     0       $     0       $     0       $     0       $     0      $     0
   Federal agency obligations ..........        0             0             0             0             0             0            0
   Mutual funds ........................        0             0             0             0             0             0            0
   Other securities ....................        0             0             0             0             0             0            0

Investment securities held-to-maturity

   U.S. government securities ..........    2,505             0             0             0             0         2,505        2,534
   Federal agency obligations ..........    5,509         8,019        13,009           725             0        27,262       27,582
   Other securities ....................        0             0             0             0             0             0            0
                                          -------       -------       -------       -------       -------       -------      -------

      Total investment securities.......  $ 8,014       $ 8,019       $13,009       $   725       $     0       $29,767      $30,116
                                          =======       =======       =======       =======       =======       =======      =======

Weighted average yield .................     5.91%         6.13%         6.04%         6.08%         0.00%         6.03%


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

         Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities or to increase the effectiveness of the Company's asset/liability management program. In this regard, in order to enhance both the return on the capital raised in the Conversion and its interest rate spread, the Company may utilize advances form the FHLB of Dallas and attempt to match the maturities of such liabilities with assets such as mortgage-backed securities having similar effective maturities but higher yields compared to the rate paid on such advances.

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

         The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. In this regard, deposits decreased from $88.6 million at September 30, 1997 to $86.6 million at September 30, 1998. Management believes that the decrease in deposits was due to its decision not to pay the highest rates in the local market. Based on its experience, the Company believes that its deposits are relatively stable sources of funds. However, the ability of the Company to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                               September 30,
                      -----------------------------------------------------------------------------------------------
                              1998                       1997                1996                      1995
                      -----------------------------------------------------------------------------------------------
                                    Percent                 Percent               Percent                   Percent
                       Amount      of Total    Amount      Of Total    Amount    of Total      Amount      of Total
                       ------      --------    ------      --------    ------    --------      ------      --------
Transactions and                                          (Dollars in Thousands)
Savings Deposits:

  Non-interest
     checking         $   1,528      1.76 %   $   1,882      2.13 %  $   1,997     2.20 %   $     2,692      2.91 %
  NOW accounts            1,312      1.51         1,279      1.44        1,514     1.67           1,467      1.59
  Passbook accounts       3,032      3.50         5,681      3.03        3,010     3.32           2,906      3.14
  Money market
    accounts              6,162      7.11         5,812      6.56        6,575     7.24           6,140      6.64
                      ---------    ------     ---------    ------    ---------   ------     -----------    ------
Total Non-
   certificates          12,034     13.89        11,654     13.16       13,096    14.43          13,205     14.28
                      ---------    ------     ---------    ------    ---------   ------     -----------    ------

Certificates:

     0.00 - 3.99%           434      0.50           383      0.43            0     0.00             222      0.24
     4.00 - 4.99%        14,753     17.03        15,163     17.12       18,669    20.57          21,570     23.32
     5.00 - 5.99%        53,641     61.91        54,522     61.57       52,775    58.14          46,612     50.40
     6.00 - 6.99%         3,857      4.45         4,756      5.37        4,147     4.57           8,605      9.31
     7.00 - 7.99%         1,914      2.21         2,073      2.35        2,081     2.29           2,245      2.43
     8.00 - 8.99%            11      0.01             0      0.00            0     0.00              15      0.02
                      ---------    ------     ---------    ------    ---------   ------     -----------    ------

 Total Certificates      74,610     86.11        76,897     86.84       77,672    85.57          79,269     85.72
                      ---------    ------     ---------    ------    ---------   ------     -----------    ------

     Total Deposits   $  86,644    100.00 %   $  88,551    100.00 %  $  90,768   100.00 %   $    92,474    100.00 %
                      =========    ======     =========    ======    =========   ======     ===========    ======

         The following table sets forth the savings flows at the Company during the periods indicated.

                                                  Year Ended September 30,
                                 ----------------------------------------------------------
                                    1998            1997            1996            1995
                                 ---------       ---------       ---------       ---------
                                                    (Dollars in Thousands)
Opening balance ...........      $  88,551       $  90,768       $  92,474       $ 102,200

Deposits ..................         25,131          14,394          16,039          16,264
Withdrawals ...............         29,302          18,823          19,902          26,951
Interest credited .........          2,264           2,212           2,157             961
                                 ---------       ---------       ---------       ---------

Ending balance ............      $  86,644       $  88,551       $  90,768       $  92,474
                                 =========       =========       =========       =========

Net increase (decrease) ...      $  (1,907)      $  (2,217)      $  (1,706)      $  (9,726)
                                 =========       =========       =========       =========

Percent increase (decrease)          (2.15)%        (2.44)%         (1.84)%         (9.52)%
                                 =========       =========       =========       =========

         The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 1998.

                                                                                           8.00%
                               0.00-       4.00-        5.00-       6.00-      7.00-         or                Percent
                               3.99%       4.99%        5.99%       6.99%      7.99%      Greater     Total    of Total
                             ----------  -----------  -----------  ---------  ---------  ---------- --------------------
                                                                      (Dollars in Thousands)
Certificate accounts maturing in quarter ending:
December 31, 1998          $     434   $    6,941   $   13,494   $    151   $     15   $       0  $   21,035    28.19%
March 31, 1999                     0        3,095        8,683        208          6           0      11,992    16.07%
June 30, 1999                      0        1,293        9,051        469          0           0     10,813     14.49%
September 30,1999                  0        1,346        7,096        125          0           0      8,567     11.48%
December 31, 1999                  0          885        2,796        344        156           0      4,181      5.60%
March 31, 2000                     0          643        2,477        268      1,634           0      5,022      6.73%
June 30, 2000                      0          275        2,474        394          0           0      3,143      4.21%
September 30, 2000                 0          275        2,302        668          0           0      3,245      4.35%
December 31, 2000                  0            0        1,738        730          1           0      2,469      3.31%
March 31, 2001                     0            0        1,228        500          0           0      1,728      2.32%
June 30, 2001                      0            0          777          0          0           0        777      1.04%
September 30, 2001                 0            0          408          0          0           0        408      0.55%
Thereafter                         0            0        1,117          0        102          11      1,230      1.65%
                             --------    ---------    ---------    -------    -------    --------    -------  ---------
      Total                $     434   $   14,753   $   53,641   $  3,857   $  1,914   $      11  $  74,610    100.00%
                             ========    =========    =========    =======    =======    ========    =======  =========

      Percent of total          0.50%       19.72%       70.90%      6.18%      2.70%       0.00%
                             ========    =========    =========    =======    =======    ========

         The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of September 30, 1998.

                                                                             Maturity
                                            -----------------------------------------------------------------------
                                                               Over           Over
                                               3 Months       3 to 6         6 to 12        Over
                                               or Less        Months          Months      12 Months         Total
                                            -----------------------------------------------------------------------
Certificates of deposit less than $100,000  $    7,086    $      8,838    $    12,715    $    17,258    $    45,897

Certificates of deposit of $100,000 or more      9,470           6,067          7,873          5,303         28,713
                                               --------     -----------     ----------     ----------     ----------

Total certificates of deposit               $   16,556    $     14,905    $    20,588    $    22,561    $    74,610
                                               ========     ===========     ==========     ==========     ==========


         Borrowings. The Company has the ability to use advances for the FHLB of Dallas to supplement its deposits when the rates are favorable. As a member of the FHLB of Dallas, the Company is required to own capital stock and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and includes a range of maturities. The FHLB of Dallas may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.

         During the fiscal year ended September 30, 1998, the Company continued borrowing funds through the FHLB of Dallas advance program. The Company used the proceeds to invest in adjustable rate mortgage-backed securities with yields greater than the cost of the advance. The intent of the program was to make better use of the Company's excess capital by increasing the overall size of the Company's balance sheet.

         The advances used in the program are short-term, usually 30-35 days. The rates of the advances, which are established by the FHLB of Dallas, generally are linked to comparable short term U.S. Treasury interest rates or a short term index such as the 30 day London Interbank Offering Rate (LIBOR). The Company invests the advance proceeds in a dollar-for-dollar matching program in adjustable mortgage-backed pass-through securities and collateralized mortgage obligations. The program is designed to achieve a positive spread between the cost of the advances and the investment yield. The mortgage-backed securities are held in an "available-for-sale" accounting classification. See "Mortgage-Backed Securities" and "Sources of Funds."

         The following table sets forth the maximum month-end balance of FHLB Advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.

                                                                       Year Ended September 30,
                                                          ---------------------------------------------------
                                                            1998          1997            1996         1995
                                                       ------------------------------------------------------
                                                                        (Dollars In Thousands)
Maximum Balance:
     FHLB Advances                                     $    14,946    $    4,195      $        0     $     0
     Securities sold under agreements to                         0             0               0           0
repurchase
     Other borrowings                                            0             0               0           0

Average Balance:
     FHLB Advances                                     $     9,724    $    2,621      $        0     $     0
     Securities sold under agreements to                         0             0               0           0
repurchase
     Other borrowings                                            0             0               0           0

          The  following  table  sets  forth  certain   information  as  to  the
Association's borrowings at the dates indicated.

                                                                     Year Ended September 30,
                                                        ----------------------------------------------------
                                                          1998           1997            1996          1995
                                                        ---------      ---------       --------      -------
                                                                      (Dollars In Thousands)

FHLB Advances                                         $   14,946    $     4,195      $       0    $       0
Securities sold under agreements to repurchase                 0              0              0            0
Other borrowings                                               0              0              0            0
                                                        ---------      ---------       --------      -------

     Total Borrowings                                 $   14,946    $     4,195      $       0    $       0
                                                        =========      =========       ========      =======


Weighted average interest rate of FHLB
    advances                                                5.55 %         5.54 %         0.00 %       0.00 %

Weighted average interest rate of securities sold
    under agreements to repurchase                          0.00 %         0.00 %         0.00 %       0.00 %

Weighted average interest rate of other
    borrowings                                              0.00 %         0.00 %         0.00 %       0.00 %

Subsidiary Activities

         As a federal savings and loan association, First Federal is permitted by OTS regulations to invest up to 2% of its assets or approximately $2.5 million at September 30, 1998, in the stock of, or unsecured loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At September 30, 1998, the Association did not have any subsidiaries.


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

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of First Federal were as of April 27, 1998 and August 17, 1990, respectively. Under agency scheduling guidelines, another examination will be initiated within the next 12-18 months. When these examinations are conducted by the OTS and FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended September 30, 1998 was $28,000.

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

         In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws and it is prohibited form engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by nonresidential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Association is in compliance with the noted restrictions.

         The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1998, the Association's lending limit under this restriction was $2.8 million. First Federal is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 of core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

         Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 6.48 basis points for each $400 in domestic deposits, while BIF-insured institutions pay an assessment equal to approximately 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 basis points no later than January 1, 2000, when BIF-insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with this requirement. At September 30, 1998, the Association had no intangible assets that were required to be deducted from tangible capital.

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

         At September 30, 1998, the Association had tangible capital of $18.6 million, or 14.9% of adjusted total assets, which is approximately $16.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

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

         At September 30, 1998, the Association had core capital equal to $18.6 million, or 14.9% of adjusted total assets, which is $13.6 million above the minimum leverage ratio requirement of 4% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1998, the Association had no capital instruments that qualify as supplementary capital and $233,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had exclusions from capital and assets totaling $4,000 at September 30, 1998.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by a insurer approved by the FNMA or FHLMC.

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

         On September 30, 1998, First Federal had total risk based capital of $18.8 million (including $18.5 million in core capital and no qualifying supplementary capital) and risk-weighted assets of $49.1 million (including no converted off-balance sheet assets); or total risk based capital of 38.3% of risk-weighted assets. This amount was $14.8 million above the 8% requirement in effect on that date.

         The OTS and FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

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

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

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

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "--Regulatory Capital Requirements."

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

Liquidity

         All savings associations, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what First Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," contained in the Annual Report to Shareholders. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. As of September 30, 1998, the minimum liquid asset ratio was 4%. The Association was in compliance with an overall liquid asset ratio of 40.1%.

Qualified Thrift Lender Test

         All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternate, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 1998, the Association met the test and has always met the test since its effectiveness.

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

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch by First Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

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

         In 1998, the Board set aside $350,000 to lend to low to moderate income borrowers. The Company was able to loan all of the designated amount. As a result of the Association's lending efforts to low to moderate income areas and borrowers, the Association received a "satisfactory" rating on its April 6, 1998 CRA examination.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Association include the Company and any company, which is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. First Federal's Subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the holding company acquired control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than First Federal or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

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

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

         The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors, and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1998, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

         As a member, First Federal is required to purchase and maintain stock in the FHLB of Dallas. At September 30, 1998, First Federal had $789,000 in FHLB stock, which was in compliance with this requirement. In past years, first Federal has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 5.80% and were 6.00% for fiscal year 1998.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Federal's FHLB stock may result in a corresponding reduction in First Federal's capital.

         For the fiscal year ended September 30, 1998, dividends paid by the FHLB of Dallas to First Federal totaled $54,000, which constitutes a $3,000 decrease over the amount of dividends received in fiscal year 1997. The $12,000 dividend received for the quarter ended September 30, 1998 reflects an annualized rate of 6.02%, or ten basis points above the rate for fiscal 1998.

Federal and State Taxation

         Savings associations such as the Association that meet certain conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         In August 1996, legislation was enacted that repealed the percentage of taxable income method of accounting used by many thrifts, including the Association, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Association must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The recapture may be deferred over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The Company elected to recapture the total amount of its excess reserves of approximately $7,000 in the fiscal year ended September 30, 1997.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for loan losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1998, the Association's Excess for tax purposes totaled approximately $2.7 million.

         The Association files federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company files a consolidated federal income tax returns with the Association. The Association has been audited by the IRS with respect to federal income tax returns for the tax years through December 31, 1988. With respect to years examined by the IRS, any deficiencies have been satisfied. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

         Texas Taxation. The State of Texas does not have a corporate income tax, but it does have a corporate franchise tax. Prior to January 1, 1992 savings and loan associations had been exempt from the corporate franchise tax.

         The tax for the year 1998 is the higher of 0.25% of taxable capital (usually the amount of paid in capital plus retained earnings) or 4.5% of "net taxable earned surplus." "Net taxable earned surplus" is net income for federal income tax purposes increased by the compensation of directors and executive officers and decreased by interest on obligations guaranteed by the U.S. government. Net income cannot be reduced by net operating loss carryforwards form years prior to 1991, and operating loss carryovers are limited to five years.

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

Employees

         The Company had 28 full-time employees and one part-time employee as of September 30, 1998, none of whom was represented by a collective bargaining agreement. The Company believes that its relations with its personnel have been good.

Executive Officers Who Are Not Directors

         The following is a description of the Company's and the Association's executive officers who were not also directors as of September 30, 1998.

         Derrell W. Chapman, age 40, is Vice President, Chief Operating Officer and Chief Financial Officer of the Company and the Association. He has held such positions with the Company since its formation and the Association since 1989. Mr. Chapman was appointed an Advisory Director in 1998. Prior to his employment with the Association, Mr. Chapman was Vice President and Controller of Jasper Federal Savings and Loan Association, located in Jasper, Texas. Mr. Chapman is a certified public accountant.

         Joe C.  Hobson,  age  45,  is  Senior  Vice  President--Lending  of the
Association, a position he has held since 1992. Mr. Hobson has served the Association in various capacities since 1975.

Item 2.           Description of Property

         The Company conducts its business at its main office and a drive-through facility located in Tyler, Texas, a full service branch office located in Whitehouse, Texas and loan production offices located in Tyler and Lindale, Texas. The following table sets forth information relating to each of the Company's properties as of September 30, 1998.

                                                   Total         September 30,
                                       Owned    Approximate            1998
                          Year           or       square               Book
Location               Acquired        Leased     Footage              Value
--------               --------        ------     -------              -----
                                                                 (In Thousands)
Main Office:

1200 South Beckham        1962          Owned      10,000              $415
Tyler, Texas

Full-Service Branch:

107 Highway 110 North     1984          Owned      2,500               $275
Whitehouse, Texas

7205 South Broadway       1998          Owned      n/a               $1,241*

Loan Agencies:

4550 Kinsey Drive         1994          Owned      2,200              $148
Tyler, Texas

904 South Main            1997          Leased     1,200               $11**
Lindale, Texas

* The amount shown is for land only. The building located at 7205 South Broadway is leased.
**   Leasehold improvements.


         The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Association and the Company, subject to possible future expansion.

         The Company maintains an on-line database with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1998 was $130,000.

Item 3.           Legal Proceedings

         The Company is involved form time to time as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year, through the solicitation of proxies or otherwise during the year ended September 30, 1998.


                                     PART II

Item  5.          Market  for   Registrant's   Common   Equity  and  Related
                  Stockholder Matters

         Pages 30 through 31 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 6.           Management's Discussion and Analysis or Plan of Operation

         Pages 6 through 31 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7.           Financial Statements

         Pages 33 through 37 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

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

                                    Part III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act


Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 20, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports are required, during the fiscal year ended September 30, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 20, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owner and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 20, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 20, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.          Exhibits and Reports on Form 8-K

(a)       Exhibits

                                                             Reference to Prior
                                                             Filing or Exhibit
                                                               Number Attached
Regulation           Document                                      Hereto
----------           --------                                      ------

     3(a)   Articles of Incorporation                                *

     3(b)   Amended and Restated By-Laws                             **

     4      Instruments defining the rights of security              *
            holders, including debentures

     10      Material contracts

            (a)       Employment Contract between Gerald W.          *
                      Free and the Association

            (b)       Employment Contract between Derrell W.         *
                      Chapman and the Association

            (c)       1995 Stock Option and Incentive Plan           **

            (d)      Recognition and Retention Plan                  **

     11     Statement re:  computation of per share earnings         11

     13     Annual Report to Security Holders                        13

     21     Subsidiaries of Registrant                               21

     23     Consents of Experts and Counsel                          23

     27     Financial Data Schedule                                  27

     99     Additional Exhibits                                      None


     * Filed as exhibits to the Company's Form S-1 registration statement (File No. 33-83758) filed on September 6, 1994 pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

     ** Filed as exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996 (File No. 0-24848). These previously filed documents are hereby incorporated herein by reference in accordance with item 601 of Regulation S-B.

(b)       Reports on Form 8-K

         A Form 8-K, dated July 22, 1998, was filed during the quarter ended September 30, 1998 to report the issuance of a press release by the Company announcing a cash dividend and earnings for the quarter ended June 30, 1998.

         A Form 8-K, dated July 30, 1998, was filed during the quarter ended September 30, 1998, to announce a 5% stock repurchase program.

         A Form 8-K, dated August 19, 1998, was filed during the quarter ended September 30, 1998, to announce the completion of the Company's stock repurchase program.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           EAST TEXAS FINANCIAL
                                           SERVICES, INC.


Date:  December 23, 1998              By:  /s/Gerald W. Free
                                           -------------------
                                           Gerald W. Free, President, Chief
                                           Executive Officer and Director
                                           (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/Gerald W. Free                             /s/Jack W. Flock
-----------------                             ----------------
Gerald W. Free, President, Chief              Jack W. Flock,
Executive Officer and Director                Chairman of the Board
(Principal Executive Officer)

Date:  December 23, 1998                      Date:  December 23, 1998

/s/Derrell W. Chapman                         /s/M. Earl Davis
---------------------                         ----------------
Derrell W. Chapman, Vice President,           M. Earl Davis, Director
Chief Operating Officer and Chief
Financial Officer (Principal Financial
And Accounting Officer)

Date:  December 23, 1998                      Date:  December 23, 1998

/s/James W. Fair                              /s/Charles R. Halstead
----------------                              ----------------------
James W. Fair, Director                       Charles R. Halstead, Director

Date:  December 23, 1998                      Date:  December 23, 1998

/s/L. Lee Kidd                                /s/H. H. Richardson, Jr.
--------------                                ------------------------
L. Lee Kidd, Director                         H. H. Richardson, Jr., Director

Date:  December 23, 1998                      Date:  December 23, 1998

/s/Jim M. Vaughn, M.D.
----------------------
Jim M. Vaughn, M.D., Director

Date:  December 23, 1998