Form 10KSB/A
period 1998-09-30
EAST TEXAS FINANCIAL SERVICES INC
filed 1998-12-30
CIK 929646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                               (Amendment No. One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended September 30, 1998
                                       OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO [ ].

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State  the  issuer's   revenues  for  its  most  recent   fiscal  year:
$8,624,000.

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

         Transitional Small Business Disclosure Format: YES [  ]   NO [ X ].

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EAST TEXAS FINANCIAL
                                            SERVICES, INC.


Date:  December 30, 1998                By: /s/Gerald W. Free
                                            -------------------
                                            Gerald W. Free, President, Chief
                                            Executive Officer and Director
                                            (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/Gerald W. Free                        /s/Jack W. Flock
-----------------                        ----------------
Gerald W. Free, President, Chief         Jack W. Flock, Chairman of the Board
Executive Officer and Director
(Principal Executive Officer)

Date:  December 30, 1998                 Date:  December 30, 1998

/s/Derrell W. Chapman                    /s/M. Earl Davis
---------------------                    ----------------
Derrell W. Chapman, Vice President,      M. Earl Davis, Director
Chief Operating Officer and Chief
Financial Officer (Principal Financial
And Accounting Officer)

Date:  December 30, 1998                 Date:  December 30, 1998

/s/James W. Fair                         /s/Charles R. Halstead
----------------                         ----------------------
James W. Fair, Director                  Charles R. Halstead, Director

Date:  December 30, 1998                 Date:  December 30, 1998

/s/L. Lee Kidd                           /s/H. H. Richardson, Jr.
--------------                           ------------------------
L. Lee Kidd, Director                    H. H. Richardson, Jr., Director

Date:  December 30, 1998                 Date:  December 30, 1998

/s/Jim M. Vaughn, M.D.
----------------------
Jim M. Vaughn, M.D., Director

Date:  December 30, 1998