Form 10QSB
period 1998-12-31
EAST TEXAS FINANCIAL SERVICES INC
filed 1999-02-11
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the period ended December 31, 1998

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.       [ x ] Yes [  ] No

         The number of shares of the registrant's common stock ($.01 par value) outstanding as of December 31, 1998, was 1,464,056.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                DECEMBER 31, 1998



                                      INDEX



Part I - Financial Information

     Item 1.  Financial Statements

         Consolidated Statements of Financial Condition, December 31, 1998 (Unaudited) and September 30, 1998

         Consolidated Statements of Income, (Unaudited) three months ended December 31, 1998, and December 31, 1997

         Consolidated Statement of Changes in Stockholders' Equity, (Unaudited) three months ended December 31, 1998

         Consolidated Statements of Cash Flows, (Unaudited) three months ended December 31, 1998, and December 31, 1997


         Notes to (Unaudited)  Consolidated  Financial Statements,  December 31,
         1998..............


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

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

         Signature Page

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                DECEMBER 31, 1998



PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

East Texas Financial Services, Inc. (the "Company") was formed in September of 1994 for the purpose of acquiring all of the common stock of First Federal Savings and Loan Association of Tyler (the "Association"), concurrent with its conversion from the mutual to stock form of ownership. The Company completed its initial public stock offering of 1,215,190 shares of $.01 par value common stock on January 10, 1995. The Company utilized approximately one half of the net stock sale proceeds to acquire all of the common stock issued by the Association. For additional discussion of the Company's formation and intended operations, see the Form S-1 Registration Statement (No. 33-83758) filed with the Securities and Exchange Commission and the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998, also filed with the Commission.

The financial statements presented in this Form 10-QSB reflect the consolidated financial condition and results of operations of the Company and its wholly owned subsidiary, First Federal Savings and Loan Association of Tyler.

                                       EAST TEXAS FINANCIAL SERVICES, INC.
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                  ASSETS                                           December 31, 1998          September 30, 1998
                                                                   -----------------          ------------------
                                                                       (Unaudited)
Cash and due from banks ........................................     $     493,628              $     592,363
Interest-bearing deposits with banks ...........................         8,688,440                  1,104,695
Interest-earning time deposits with financial institutions .....         1,959,617                  1,959,617
Federal funds sold .............................................                 0                    129,187
Mortgage-backed securities available-for-sale ..................        19,380,931                 12,810,165
Investment securities held-to-maturity (estimated market
     value of $24,770,764 at December 31, 1998, and
     $30,115,954 at September 30, 1998) ........................        24,528,748                 29,766,844
Mortgage-backed securities held-to-maturity (estimated
     market value of $9,844,468 at December 31, 1998
     and $11,088,555 at September 30, 1998) ....................         9,472,284                 10,940,500
Loans receivable, net of allowance for credit losses of
     $233,180 at December 31, 1998 and at September 30, 1998 ...        60,706,438                 61,119,047
Accrued interest receivable ....................................           939,058                    978,378
Federal Home Loan Bank stock, at cost ..........................         1,144,200                    789,100
Premises and equipment .........................................         2,425,879                  2,273,067
Foreclosed real estate, net of allowance of $-0- ...............             2,068                     34,500
Mortgage servicing rights ......................................           249,731                    216,879
Other assets ...................................................           574,897                  1,303,120
                                                                     -------------              -------------

     Total Assets ..............................................     $ 130,565,919              $ 124,017,462
                                                                     =============              =============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Demand deposits ...........................................     $   3,210,827              $   1,528,374
     Savings and NOW deposits ..................................        10,909,801                 10,504,973
     Other time deposits .......................................        73,638,912                 74,610,310
                                                                     -------------              -------------
           Total deposits ......................................        87,759,540                 86,643,657

     FHLB advances .............................................        21,799,354                 14,945,852
     Advances from borrowers for taxes and insurance ...........            59,757                    844,188
     Federal income taxes
           Current .............................................            84,550                        -0-
           Deferred ............................................            49,056                     31,618
     Accrued expenses and other liabilities ....................           297,980                  1,168,453
                                                                     -------------              -------------
           Total liabilities ...................................       110,050,237                103,633,768
                                                                     -------------              -------------

                                       EAST TEXAS FINANCIAL SERVICES, INC.
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                   (continued)


                                                                   December 31, 1998          September 30, 1998
                                                                   -----------------          ------------------
                                                                       (Unaudited)
Stockholders' equity:
     Preferred stock, $0.01 par value, 500,000
        shares authorized, none outstanding
     Common stock, $0.01 par value, 5,500,000 shares authorized,
        1,884,492 shares issued and 1,464,056 outstanding ......            18,845                     18,845
     Additional paid-in-capital ................................        12,319,624                 12,319,624
     Deferred compensation - RRP shares ........................          (184,271)                  (213,366)
     Unearned employee stock ownership plan shares .............          (543,564)                  (543,564)
     Unrealized gain/(loss) available-for-sale securities (net)            (64,648)                   (64,974)
     Retained earnings (substantially restricted) ..............        13,763,959                 13,661,392
     Treasury stock, 420,436 shares at cost ....................        (4,794,263)                (4,794,263)
                                                                     -------------              -------------

           Total stockholder's equity ..........................        20,515,682                 20,383,694
                                                                     -------------              -------------

           Total liabilities and stockholders' equity ..........     $ 130,565,919              $ 124,017,462
                                                                     =============              =============




The accompanying notes are an integral part of the consolidated financial statements.

                                   EAST TEXAS FINANCIAL SERVICES, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME


                                                                        Three Months Ended December 31,
                                                                            (unaudited)
                                                                                1998           1997
                                                                            -----------    ----------
INTEREST INCOME
     Loans receivable:
         First mortgage loans .........................................     $1,122,187     $1,134,833
         Consumer and other loans .....................................         76,009         29,305
     Securities available-for-sale:
         Investment securities ........................................         14,535         15,209
         Mortgage-backed securities ...................................        264,320         64,390
     Securities held to maturity
         Investment securities ........................................        467,306        393,909
         Mortgage-backed securities ...................................        178,700        314,702
         Deposits with banks ..........................................         33,083         76,962
                                                                            ----------     ----------

         Total interest income ........................................      2,156,140      2,029,310
                                                                            ----------     ----------

INTEREST EXPENSE
     Deposits .........................................................      1,083,531      1,123,670
     FHLB advances ....................................................        251,218         62,173
                                                                            ----------     ----------

         Total interest expense .......................................      1,334,749      1,185,843
                                                                            ----------     ----------

         Net interest income before provision
            for loan losses ...........................................        821,391        843,467

     Provision for loan losses ........................................              0              0
                                                                            ----------     ----------

         Net interest income after provision
            for loan losses ...........................................        821,391        843,467
                                                                            ----------     ----------

NONINTEREST INCOME
     Gain (loss) on sales of interest-earnings assets .................         76,476         21,437
     Loan origination and commitment fees .............................         23,608         22,963
     Loan servicing fees ..............................................         10,783         22,303
     Gain on foreclosed real estate ...................................          2,370              0
     Other ............................................................         54,462         10,712
                                                                            ----------     ----------

         Total noninterest income .....................................        167,699         77,415
                                                                            ----------     ----------

                                  EAST TEXAS FINANCIAL SERVICES, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME
                                              (continued)




NONINTEREST EXPENSE
     Compensation and benefits ........................................        510,075        492,110
     Occupancy and equipment ..........................................         72,605         48,246
     SAIF deposit insurance premium ...................................         12,984         14,147
     Loss on foreclosed real estate ...................................          2,069              0
     Other ............................................................        116,536        139,666
                                                                            ----------     ----------

         Total noninterest expense ....................................        714,269        694,169
                                                                            ----------     ----------

Income (loss) before provision for income taxes .......................        274,821        226,713

Income tax expense (benefit) ..........................................         99,050         82,409
                                                                            ----------     ----------

NET INCOME (LOSS) .....................................................     $  175,771     $  144,304
                                                                            ==========     ==========


Earnings per common share and earnings per
     common share - assuming dilution .................................     $      .13     $      .10

The accompanying notes are an integral part of the financial statements

                                                              EAST TEXAS FINANCIAL SERVICES, INC.
                                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                          (UNAUDITED)


THREE MONTHS ENDED
    December 31, 1998

                                       Common Stock          Unearned     Unallocated      Unrealized
                                      and Additional           RRP           ESOP         Gain(loss) on     Retained     Treasury
                                      Paid in Capital        Shares         Shares       AFS Securities     Earnings      Stock
                                       -------------     ------------    ----------        -----------    -----------  -----------

Balance September 30, 1998             $  12,338,469     $   (213,366)   $ (543,564)       $   (64,974)   $13,661,392  $(4,794,263)

Comprehensive income:
     Net income                                                                                               175,771
     Unrealized holding gains                                                                      326

Comprehensive income


Deferred compensation
   amortization                                                29,095

Purchase of treasury stock
   at cost

Payment of cash dividends                                                                                     (71,968)
Accrued dividends - RRP stock                                                                                  (1,236)
(1,236)

Balance December 31, 1998              $  12,338,469      $  (184,271)   $ (543,564)       $   (64,648)   $13,763,959  $(4,794,263)
                                       =============      ============   ===========       ============   ===========  ============

                                                              EAST TEXAS FINANCIAL SERVICES, INC.
                                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                          (UNAUDITED)


THREE MONTHS ENDED
    December 31, 1998
    (continued)


                                                                     Total
                                        Comprehensive            Stockholders'
                                            Income                   Equity
                                        -------------           ----------------
Balance September 30, 1998              $                       $     20,383,694

Comprehensive income:
     Net income                               175,771                    175,771
     Unrealized holding gains                    326                         326
                                        -------------
Comprehensive income                    $     176,097
                                        =============

Deferred compensation
   amortization                                                           29,095

Purchase of treasury stock
   at cost

Payment of cash dividends                                                (71,968)
Accrued dividends - RRP stock                                             (1,236)

Balance December 31, 1998                                       $     20,515,682
                                                                ================


The accompanying notes are an integral part of the consolidated financial statements.

                               EAST TEXAS FINANCIAL SERVICES, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)


                                                                    For the Three Months Ended
                                                                            December 31,
                                                                       1998             1997
                                                                   -----------      -----------
Cash flows from operating activities:
     Net income ..............................................     $   175,771      $   144,304
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of deferred loan origination fees ......          (1,830)          (1,483)
         Amortization of premiums and discounts on investment
            securities, mortgage-backed securities, and loans           39,270           29,964
         Amortization of deferred compensation ...............          29,095           29,096
         Compensation charge related to release of ESOP shares          14,590           31,216
         Depreciation ........................................          23,095           25,413
         Deferred income taxes ...............................          16,946            3,956
         Stock dividends on FHLB stock .......................         (14,500)         (15,200)
         Origination of mortgage servicing rights ............         (57,636)         (16,967)
         Amortization of mortgage servicing rights ...........          24,784            8,686
         Net (gain) loss on sale of:
              Securities held to maturity ....................               0                0
              Foreclosed real estate .........................           2,069                0
              Fixed assets ...................................               0                0
              Net loss on disposal of fixed assets ...........               0            3,889
              Other assets ...................................               0                0
              Loans ..........................................         (18,841)         (21,438)
              Loans held for sale ............................               0                0
         Proceeds from loan sales ............................       4,443,332        1,596,651
         Originations of loans held for sale .................               0                0
         Proceeds from sale of fixed assets ..................               0                0
         (Increase) decrease in:
              Accrued interest receivable ....................          39,320          (37,115)
              Other assets ...................................         728,223         (109,418)
              Accrued loan loss ..............................               0                0
         Increase (decrease) in:
              Federal income tax payable .....................          84,550                0
              Accrued expenses and other liabilities .........        (885,063)      (1,056,249)
         Capitalized interest on time deposits ...............               0                0
                                                                   -----------      -----------

Net cash provided (used) by operating activities .............       4,643,175          615,305
                                                                   -----------      -----------

The accompanying notes are an integral part of the financial statements.

                                        EAST TEXAS FINANCIAL SERVICES, INC.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                               For the Three Months Ended
                                                                                        December 31,
                                                                                  1998               1997
                                                                             ------------      ------------
Cash flows from investing activities
     Purchases of interest earning time deposits .......................     $          0      $          0
     Net decrease (increase) in fed funds sold .........................          129,187        (1,917,569)
     Purchases of obligations - U.S. Govt. and agencies
        held to maturity ...............................................                0        (6,533,031)
     Proceeds from maturity of time deposits ...........................                0            98,000
     Proceeds from sale of securities held to maturity .................                0                 0
     Proceeds from maturities of obligations - U.S. Govt ...............
        and agencies held to maturity ..................................        5,225,000         3,500,000
     Proceeds from sale of obligations of U.S. Govt ....................
        and agencies held to maturity ..................................                0                 0
     Purchases of FHLB stock ...........................................         (340,600)                0
     Purchases of mortgage-backed securities available-for-sale ........       (8,005,395)       (2,029,452)
     Purchases of mortgage-backed securities held to maturity ..........                0                 0
     Principal payments on mortgage-backed securities available for sale        1,414,236           312,146
     Principal payments on mortgage-backed securities held to maturity .        1,463,129         1,847,047
     Net originations and principal collections on loans ...............       (4,013,234)       (4,762,692)
     Capitalized acquisition cost related to foreclosed real estate ....                0                 0
     Proceeds from sale of foreclosed real estate ......................           32,432                 0
     Proceeds from sale of fixed assets ................................                0                 0
     Expenditures for premises and equipment ...........................         (175,906)             (352)
                                                                             ------------      ------------

Net cash provided (used) by investing activities .......................       (4,271,151)       (9,485,903)
                                                                             ------------      ------------


Cash flows from financing activities: Net increase (decrease) in:
         Non-interest bearing deposits, savings, NOW accounts ..........        2,087,281         2,306,510
         Time deposits .................................................         (971,398)          198,937
         FHLB Advances .................................................       53,762,000        15,738,500
         Repayment of FHLB Advances ....................................      (46,908,498)      (12,411,500)
         Advances from borrowers for taxes and insurance ...............         (784,431)         (709,807)
     Dividends paid to stockholders ....................................          (71,968)          (51,318)
     Purchase of treasury stock ........................................                0                 0
     Proceeds from sale of common stock ................................                0                 0
                                                                             ------------      ------------

Net cash provided (used) by financing activities .......................        7,112,986         5,071,322
                                                                             ------------      ------------

                                        EAST TEXAS FINANCIAL SERVICES, INC.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)
                                                    (continued)

                                                                               For the Three Months Ended
                                                                                        December 31,
                                                                                  1998               1997
                                                                             ------------      ------------
Net increase (decrease) in cash and cash equivalents ...................        7,485,010        (3,799,276)

Cash and cash equivalents at beginning of the period ...................        1,697,058         6,931,133
                                                                             ------------      ------------

Cash and cash equivalents at end of the period .........................     $  9,182,068      $  3,131,857
                                                                             ============      ============

Supplemental disclosure:
     Cash paid for:
         Interest on deposits ..........................................     $    555,881      $    561,505
         Income taxes ..................................................     $     60,707      $          0

     Transfers from loans to real estate
        acquired through foreclosures ..................................     $          0      $          0

     Loans charged off to loan loss reserves ...........................     $          0      $          0

     Recoveries credited to loan loss reserves .........................     $          0      $          0



The accompanying notes are an integral part of the consolidated financial statements

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998. The financial data and results of operations for interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 2 - EARNINGS PER SHARE

Earnings per common share for the three months ended December 31, 1998 and 1997, has been computed based on net income divided by the weighted average number of common shares outstanding during the period. For the three months ended December 31, 1998 and 1997, the weighted average number of shares outstanding totaled 1,382,520 and 1,441,956 (as adjusted for the March 1998 three for two stock split in the form of a 50% stock dividend), shares respectively

Earnings per common share - assuming dilution, for the three months ended December 31, 1998 and 1997, has been computed based on net income divided by the weighted average number of common shares outstanding. In addition, it includes the effects of all dilutive potential common shares that were outstanding during the period. For the three months ended December 31, 1998 and 1997, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,394,533 and 1,490,741 (as adjusted for the above referenced stock split), shares respectively.

For both earnings per share and earnings per common share - assuming dilution and as prescribed by the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employer's Accounting for Employees Stock Ownership Plans, the weighted average number of shares outstanding does not include unallocated Employee Stock Ownership Plan ("ESOP") shares.

See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three-month periods ended December 31, 1998 and 1997.

NOTE 3 - SECURITIES

The amortized cost and estimated market values of investment securities held-to-maturity as of December 31, 1998 are as follows:

                                                      Gross         Gross        Estimated
                                    Amortized      Unrealized     Unrealized       Market
                                        Cost          Gains         Losses          Value
                                    -----------     --------     -----------     ------------
Debt securities:
      U. S. Treasury ..........     $ 2,503,043     $ 19,947     $         0     $ 2,522,990


      U. S. government agency
                                     22,025,705      222,069               0      22,247,774
                                    -----------     --------     -----------     -----------

           Total debtsecurities     $24,528,748     $242,016     $         0     $24,770,764
                                    -----------     --------     -----------     -----------

The amortized cost and estimated market values of investment securities held-to-maturity as of December 31, 1998, by contractual maturity are shown below:

                                                                      Estimated
                                                      Amortized        Market
                                                        Cost             Value
                                                    -----------      -----------
Due in one year or less ......................      $ 8,029,826      $ 8,083,132


Due after one year through two years..........       3,993,250         4,072,488

Due after two years through three years ......                0                0

Due after three years through five years
                                                     12,505,672       12,615,144
                                                    -----------      -----------

        Total debt securities ................      $24,528,748      $24,770,764
                                                    -----------      -----------

As of December 31, 1998, each of the securities due after three and through five years had call options exercisable at the discretion of the issuer. Such call dates varied between February 1999 and June 2001.

As of December 31, 1998, the weighted average yield on the Company's investment security held-to-maturity portfolio was approximately 6.01% while the Company's overall investment portfolio, including securities held-to-maturity, overnight deposits and interest earning time deposits with other financial institutions was approximately 5.68%.

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of December 31, 1998 by type of security are as follows:

                        Principal       Unamortized      Unearned           Unrealized           Carrying
                         Balance          Premiums       Discounts          Gain/(Loss)            Value
                       -----------        --------        --------         ------------         -----------
Fixed Rate ....        $ 1,478,332        $      0        $ 14,189         $    (20,293)        $ 1,443,850

Adjustable Rate         17,753,716         261,024               0              (77,659)         17,937,081
                       -----------        --------        --------         ------------         -----------

                       $19,232,048        $261,024        $ 14,189         $    (97,952)        $19,380,931
                       -----------        --------        --------         ------------         -----------

The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of December 31, 1998 by type of security are as follows:

                        Principal       Unamortized      Unearned           Unrealized           Carrying
                         Balance          Premiums       Discounts          Gain/(Loss)            Value
                       -----------        --------        --------         ------------         -----------
Fixed Rate ....        $1,414,338        $     0        $      946        $1,413,392        $1,584,802

Adjustable Rate         8,000,142         67,944             9,194         8,058,892         8,259,666
                       ----------        -------        ----------        ----------        ----------

                       $9,414,480        $67,944        $   10,140        $9,472,284        $9,844,468
                       ----------        -------        ----------        ----------        ----------

The overall yield on the Company's mortgage-backed securities portfolio as of December 31, 1998 was approximately 6.36%.

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

The Statement is effective for fiscal years beginning after December 15, 1997. The Company has determined that it has no reporting obligations under this statement. The Company adopted the Statement as required.

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

SFAS No. 133 In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives in the statement of financial position at fair value. The Company currently does not invest in any derivative instruments or hedging activities as defined in this Statement.

The Statement is effective for fiscal years beginning after June 15, 1999. The Company adopted the Statement as required.

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

Options outstanding
     Balance, September 30, 1995                                103,411
           Granted                                                  -0-
           Exercised at $14.125 per share                       (2,090)
           Forfeited and expired                                    -0-
     Balance, September 30, 1996                                101,321
           Granted                                                  -0-
           Exercised at $14.125 per share                       (1,056)
           Forfeited and expired                                    -0-
      Balance, September 30, 1997                               100,276
                                                                =======

On March 25, 1998, the Company completed a 3 for 2 stock split in the form of a 50% dividend. As a result of the split, the number of outstanding options, option price, options exercisable at year end, and shares available for future grants were adjusted as follows:

Options outstanding
     Balance, September 30, 1997                                        150,411
         Granted                                                            -0-
         Exercised at $9.42 per share                                   (1,568)
         Forfeited and expired                                              -0-
     Balance, September 30, 1998                                        148,843
                                                                        =======

Options exercisable at December 31, 1998 under stock option plan         86,807
                                                                       ========

Shares available for future grants                                       27,162
                                                                       ========

During the three months ended December 31, 1998, there were no changes to the options outstanding.

NOTE 6 - ADVANCES FROM FEDERAL HOME LOAN BANK

The outstanding advances from the FHLB consisted of the following at December 31, 1998:

                  Maturity                          1998                  Rate
                  --------                          ----                  ----

                  01/04/1999                $    20,025,000               4.85%
                  12/31/2004                $       258,643               6.09%
                  01/03/2005                $       124,842               6.03%
                  01/01/2013                $       480,749               6.09%
                  01/01/2013                $       456,771               6.13%
                  02/01/2013                $       453,349               5.91%

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by all stock and deposit accounts in the FHLB, mortgage collateral, securities collateral, and other collateral.

NOTE 7 - COMMON STOCK SPLIT

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

                                DECEMBER 31, 1998


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The principle business of the Company is that of a community-oriented financial institution attracting deposits from the general public and using such deposits to originate one- to four-family residential loans and, to a lesser extent, commercial real estate, one- to four-family construction, multi-family and consumer loans. These funds have also been used to purchase mortgage-backed securities, U. S. government and agency obligations and other permissible securities. The Company also borrows funds from the Federal Home Loan Bank of Dallas to fund loans and to purchase securities. The ability of the Company to attract deposits is influenced by a number of factors, including interest rates paid on competing investments, account maturities and levels of personal income and savings. The Company's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which is in turn affected by the interest rates at which such loans are made, general economic conditions affecting loan demand, the availability of funds for lending activities, economic conditions and changes in real estate values.

The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and the interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses and the net gain (loss) on sales of interest earning assets and loan fees. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

To better serve its existing customers and to attract new customers, the Company will be adding additional lines of business in 1999. The need for higher yielding assets with less likelihood to refinance, less reliance on certificates of deposits as the Company's primary source of funds, and a greater reliance on income from sources other than net interest income are the principal objectives of the decision to add new lines of business. While existing products and services such as single-family mortgage loans and home equity loans will continue to be offered, additional products and services will be added. Additional products and services to be offered include commercial and consumer loans, debit and credit cards, an ATM machine and cards, safe deposit boxes, investment brokerage services and a full range of checking and deposit accounts.

In conjunction with the added business lines, the Company has received regulatory approval to open a full service branch office in South Tyler. Staffing has been completed, and the premises and equipment is close to completion. The Company anticipates the full service branch office to be open for business in the early part of 1999, and the Company will offer a complete line of banking services at the new location as well as its two other full service offices.

The start-up costs associated with the expansion will be significant and the Company does not anticipate the new branch office to be profitable immediately. However, management believes that the long-term future of the Company is dependent upon the success of this change.

FINANCIAL CONDITION

Total assets were $130.6 million at December 31, 1998, a $6.6 million increase from the $124.0 million reported at September 30, 1998, the Company's most recent fiscal year end. The increase in total assets was primarily the result of a $6.6 million increase in mortgage-backed securities available-for-sale and a $7.6 million increase in interest-bearing deposits with banks. The increases were partially offset by a $5.2 million decrease in investment securities held to maturity and a $1.4 million decrease in mortgage-backed securities held to maturity. The increase in interest-bearing deposits was a result of proceeds from maturing investment securities being temporarily placed in interest-bearing deposits. Subsequent to December 31, 1998, the Company invested all of its excess overnight deposits into longer term and higher yielding securities.

At December 31, 1998, loans receivable totaled $60.7 million, compared to $61.1 million at September 30, 1998. The decrease in loans receivable was the result of the Company's election to sell 15 year fixed rate mortgage loans with interest rates below 7.00% in the secondary market rather than portfolio the loans. Although the Company has continued its policy of placing all one- to four-family loans with original terms of less than or equal to 15 years and with interest rates of greater than or equal to 7.00% into portfolio, fewer mortgage loans have been placed into portfolio as mortgage loan rates have consistently been below 7.00% during the quarter ended December 31, 1998. The Company continued its policy of selling all one- to four-family loans with terms of greater than 15 years into the secondary market.

At December 31, 1998, the Company reported $19.4 million in mortgage-backed securities available-for-sale, compared to $12.8 million at September 30, 1998. The increase was the result of the Company's continued program of borrowing funds from the FHLB and investing the proceeds into mortgage-backed and similar securities in an effort to achieve a positive margin on the transaction.

Subject to favorable interest rate spreads, the Company intends to continue its program of investing in mortgage-backed and other similar securities held in an available-for-sale accounting classification. The Company will continue to utilize its ability to borrow short term funds from the FHLB to fund the program. The Company anticipates investing up to an additional $20 million in mortgage-backed and similar securities available-for-sale. The purpose of the program is to leverage a portion of the Company's excess capital and to achieve a rate of return on the difference in the rate earned on the securities and the cost of the FHLB advances. The advance reprices approximately every 30 days, and the securities have rate adjustment frequencies between 30 days and one year.

At December 31, 1998, the yield on the securities in the program was approximately 5.94% while the cost of the FHLB advance was approximately 4.85%.

The Company's mortgage-backed securities held-to-maturity portfolio totaled $9.5 million at December 31, 1998 compared to $10.9 million at September 30, 1998. The decrease was primarily due to principal payments received on the portfolio during the quarter. The Company's decision to invest in mortgage-backed securities held-to-maturity, as it is with investment securities held-to-maturity, is primarily dependent upon and is counter to the Company's ability to originate portfolio loans. The weighted average yield on the portfolio was approximately 6.36% at December 31, 1998.

At December 31, 1998, the investment securities held-to-maturity portfolio totaled $24.5 million, compared to $29.8 million at September 30, 1998. The decrease was a result of securities that matured or were called by the issuer during the quarter. At December 31, 1998, the overall yield on the portfolio was approximately 6.01%. At December 31, 1998, the investment securities held to maturity portfolio contained $8.0 million in securities with remaining terms until maturity of less than one year, $4.0 million with remaining maturities of one through two years, no securities with remaining maturities of two through three years, and $12.5 million with remaining maturities of three through five years. All of the securities with maturities of three through five years had call options associated with them. The call dates, exercisable by the issuer, varied between February 1999 and June 2001.

Total deposits were $87.8 million at December 31, 1998, a $1.2 million increase from the $86.6 million reported at September 30, 1998. The increase in deposits was primarily the result of the Company transferring funds from advances from borrowers for taxes and insurance and custodial accounts for escrow balances on loans sold into a temporary account designated to pay year end property taxes for its loan customers. The balance in the account, approximately $2.1 million, was, subsequent to December 31, 1998, withdrawn as payments to various taxing entities were made on behalf of loan customers.

The Company's average deposit cost was approximately 4.78% at December 31, 1998.

The Company reported $21.8 million in borrowed funds at December 31, 1998, an increase of $6.9 million from the $14.9 million reported at September 30, 1998. Approximately $20.0 million of the borrowed funds are associated with the Company's investment in mortgage-backed securities available-for-sale. The advance has a remaining term of less than 30 days and has an interest rate of 4.85%. The remaining $1.8 million in advances are associated with funding a portion of the Company's commercial real estate loan portfolio and has a weighted average cost of approximately 6.05%.

Stockholders' equity totaled $20.5 million at December 31, 1998, an increase of $132,000 from the $20.4 million reported at September 30, 1998. The increase was primarily attributable to the net income of $176,000 reported for the quarter and a $29,000 increase in deferred compensation RRP shares. The increase was offset by $73,000 in cash dividends paid during the quarter.

At December 31, 1998, the Company reported a book value per share of $14.01 based on 1,464,056 outstanding shares. The Company did not repurchase any treasury stock during the quarter ended December 31, 1998 and reported 420,436 shares of treasury stock at an average cost of $11.40 per share at quarter end.


RESULTS OF OPERATIONS

The Company's net income is dependent primarily upon net interest income, the difference or spread between the average yield earned on loans and investments and the average rate paid on deposits and advances, as well as the relative amounts of such assets and liabilities. The Company, like other financial intermediaries, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest earning assets.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

General. Net income for the three months ended December 31, 1998 was $176,000 or $.13 per share, an increase of $32,000 from the $144,000 or $.10 per share reported for the three months ended December 31, 1997. The increase in net income was attributable to a $91,000 increase in noninterest income, which was offset by a $22,000 decrease in net interest income, a $20,000 increase in noninterest expense and a $17,000 increase in income tax expenses.

Net Interest Income. For the quarter ended December 31, 1998, net interest income after provision for loan losses totaled $821,000, a decrease of $22,000 from the $843,000 reported for the quarter ended December 31, 1997. On an annualized basis, the $821,000 in net interest income for the current quarter was approximately 2.66% of average interest earning assets and 2.56% of average total assets. For the quarter ended December 31, 1997, the $843,000 in reported net interest income was approximately 2.95% of average interest earning assets and 2.86% of average total assets. Average interest earning assets were approximately $123.4 million for the quarter ended December 31, 1998, compared to $114.4 million for the quarter ended December 31, 1997.

The decline in net interest income, despite the fact that average interest earning assets increased, was primarily attributable to the continued decline in the general level of interest rates and the narrowing of the difference in short term and long term rates. Cash flow from the Company's interest earning assets has increased over the past several quarters as mortgage borrowers, both local and those associated with the Company's mortgage-backed securities portfolios, have elected to refinance their mortgages. In addition, scheduled maturities of the investment securities held-to-maturity portfolio have also provided additional challenges for reinvesting cash flow in a falling interest rate environment. The result has been, despite growth in interest earning assets, a yield on the Company's average interest earning assets at 6.99% for the quarter ended December 31, 1998, down from the 7.09% for the quarter ended December 31, 1997.

Contrarily,   interest   rates  on  the  Company's   primary  source  of  funds,
certificates of deposit, have not decreased as rapidly as interest rates have fallen. Continued competition for deposits in the Company's market has compelled the Company to continue to pay higher interest rates in order to maintain current deposit levels. On an annualized basis, the $1.3 million in total interest expense, reported for the quarter ended December 31, 1998, was approximately 5.00% of average interest costing liabilities outstanding for the quarter. For the quarter ended December 31, 1997, the $1.2 million in total interest expense was approximately 4.95% of average interest costing liabilities.

Total interest income was $2.2 million for the quarter ended December 31, 1998, up slightly from the $2.0 million reported for the same quarter in 1997. Interest income on loans receivable totaled $1.2 million or 7.82% of average loans receivable balances outstanding for the quarter, compared to 7.94% of average loans receivable balances for the $1.2 million in interest income on loans receivable reported for the quarter ended December 31, 1997. During the quarter ended December 31, 1998, the Company continued its plan to place into portfolio mortgage loans with original maturities of less than or equal to 15 years and with interest rates of greater than or equal to 7.00%. Because 15 year mortgage loan rates remained below 7.00% during most of the quarter ended December 31, 1998, the Company has not been able to increase its loan receivable portfolio. However, interest income from loans receivable, despite the decline in the average yield on the portfolio, has increased due to home equity loans and other consumer loans. For the quarter ended December 31, 1998, the Company originated $6.9 million in loans. Approximately $4.4 million were sold into the secondary market while the remainder weas placed into portfolio.

Interest income from investment securities available-for sale totaled $279,000 for the three months ended December 31, 1998, compared to $80,000 for the three months ended December 31, 1997. Interest income from this portfolio is part of the Company's plan to borrow funds from the FHLB and invest in mortgage-related securities in an effort to achieve a margin on the difference in the investment yield and the cost of the borrowings from the FHLB. The yield on the portfolio was approximately 5.94% at December 31, 1998.

Interest income from the investment securities held-to-maturity and overnight funds portfolios totaled $500,000 for the three months ended December 31, 1998, compared to $471,000 for the same quarter in 1997. The increase was primarily the result of a $1.3 million increase in average balances outstanding in the portfolios from $32.3 million for the three months ended December 31, 1997 to $33.6 million for the three months ended December 31, 1998. The average yield on the portfolio was approximately 5.90% for the quarter ended December 31, 1998, compared to 6.02% for the three months ended December 31, 1997.

Interest income from the mortgage-backed securities held-to-maturity portfolio totaled $179,000 for the three months ended December 31, 1998, compared to $315,000 for the same period in 1997. The decrease is attributable to the decline in the average balance of the portfolio. Maturing securities and continued prepayments on the adjustable rate securities in the portfolio caused the balance to decline to $9.5 million at December 31, 1998 from $16.3 million at December 31, 1997.

Interest paid to depositors totaled $1.1 million for the three months ended December 31, 1998, unchanged from the $1.1 million for the three months ended December 31, 1997. Average deposit balances declined $2.6 million from $89.8 million at December 31, 1997 to $87.2 million at December 31, 1998. Interest on FHLB advances was $251,000 for the three months ended December 31, 1998, compared to $62,000 for the same period in 1997. Total interest expense as a percentage of average interest-costing liabilities was approximately 5.12% for the three months ended December 31, 1998, compared to 4.95% for the three months ended December 31, 1997.

Provision For Loan Losses. The Company made no provision for loan losses for the quarters ended December 31, 1998 and December 31, 1997. (See - "Asset Quality")

Non-Interest Income. Non-interest income totaled $168,000 for the three months ended December 31, 1998, compared to the $77,000 reported for the same period in 1997.

Gains on sales of interest-earning assets equaled $76,000 for the current quarter, a $55,000 increase from the $21,000 reported for the same quarter in 1997. The increase was attributable to additional gains on the sale of mortgage loans into the secondary market during the quarter ended December 31, 1998. In addition, other operating income increased from $11,000 for the quarter ended December 31, 1997 to $54,000 for the quarter ended December 31, 1998. The $33,000 increase was the result of the receipt of a payment of a deficiency judgment lien originating in a previous accounting period.

Offsetting the increases in gains on sales of loans and loan fee income was a $11,000 decline in loan servicing fee income to $11,000 for the current quarter, compared to $22,000 for the quarter ended December 31, 1997. The decline was the result, as borrowers paid of or refinanced their mortgages, of a continued decrease of older loans in the Company's servicing portfolio with higher servicing margins. In addition, the Company's decision to retain its fifteen year loans and a borrower preference for such loans, has resulted in fewer sold loans and therefore fewer additions to the loan servicing portfolio.

Non-Interest Expenses. Non-interest expenses totaled $714,000 for the three months ended December 31, 1998, compared to $694,000 for the three months ended December 31, 1997.

The increase in non-interest expense was primarily the result of an $18,000 increase in compensation and benefits expense from $492,000 for the three months ended December 31, 1997 to $510,000 for the three months ended December 31, 1998. The increase in compensation and benefits expense was mostly the result of additional expenses associated with the funding of the Company's defined benefit pension plan and the Company's Employee Stock Ownership Plan. Also, a portion of the increase was the result of additional expenses for new employees added in December 1998 in conjunction with the anticipated opening of a new full-service office by the Company.

Occupancy and equipment expense increased $24,000 from $49,000 for the three months ended December 31, 1997 to $73,000 for the three months ended December 31, 1998. The increase was also attributable to additional expenses associated with the opening of a new full-service office, scheduled to open in the early part of 1999.

Provision For Income Taxes. The Company incurred federal income tax expense of $99,000 or 36.0% or pre-tax income for the three months ended December 31, 1998, compared to $82,000 or 36.3% of pre-tax income for the three months ended December 31, 1997.

ASSET QUALITY

At December 31, 1998, the Company's  non-performing  assets totaled  $331,000 or
 .25% of total assets, compared to $228,000 or .18% of total assets at September 30, 1998. The increase was the result of several loans that became 91 days delinquent at December 31, 1998. At December 31, 1998, non-performing assets were comprised of twenty-four (24) loans, the largest of which was $47,000, secured by a single-family dwelling.

Non-performing loans at December 31, 1998, equaled $331,000 or .54% of loans receivable, compared to $228,000 or .37% of loans receivable at September 30, 1998.

Classified assets totaled $506,000 or .39% of total assets at December 31, 1998, compared to $570,000 or .46% of total assets at September 30, 1998.

Classified assets and non-performing assets differ in that classified assets may include loans less than ninety (90) days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. All classified assets at December 31, 1998, were deemed to be "substandard". No assets were classified "doubtful" or "loss" as of such date.

The Company's allowance for loan losses totaled $233,0000 at December 31, 1998, unchanged from September 30, 1998. The allowance for loan losses as a percentage of loans receivable equaled .38% at December 31, 1998, unchanged from September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits from customers, advances from the FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities, sales of loans and operations.

Current Office of Thrift Supervision regulations require the Association to maintain, at a minimum, cash and eligible investments, in an amount of not less than 4.0% of net withdrawable savings accounts and borrowings payable on demand or in one year or less. Liquid assets include cash on hand, unpledged demand deposits, certain time deposits, and, U. S Government and agency obligations. The Association maintains a liquid asset ratio above the minimum required level of the Office of Thrift Supervision. At December 31, 1998, the Association's liquid asset ratio equaled 40.09%.

The Association uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At December 31, 1998, the Association had outstanding commitments to extend credit on $3.7 million of real estate loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $20.5 million at December 31, 1998, an increase of $132,000 from the $20.4 million reported at September 30, 1998. The increase was primarily the result of the $176,000 net income reported for the quarter ended December 31, 1998 and $29,000 decrease in deferred compensation, less a $73,000 cash dividend paid during the quarter.

As of December 31, 1998, the Company's reported book value per share, using total stockholders' equity of $20.5 million (net of the cost of unallocated ESOP and RRP shares) and 1,464,056 outstanding shares of common stock (the total issued shares including unallocated ESOP and RRP shares, less treasury shares), equaled $14.01 per share.

Subsequent to the quarter ended December 31, 1998, the Company announced its intention to pay a cash dividend of $.05 per share on February 24, 1998, to stockholders of record at February 10, 1998.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Congress imposed a three part capital requirement for thrift institutions. At December 31, 1998, the Association's actual and required capital amounts under each of the three requirements were as follows:

     - Tangible Capital (stockholders' equity) was $18.2 million or 13.97% of total assets, exceeding the minimum requirement of 1.5% by $16.3 million.

     - Core Capital (Tangible capital plus certain intangible assets) was $18.2 million or 13.97% of total assets, exceeding the minimum requirement of 4.0% by $13.0 million.

     - Risk-based Capital (Core capital plus general loan and valuation allowances less an adjustment for capitalized mortgage servicing rights) equaled $18.5 million of 36.98% of risk weighted assets, exceeding the minimum requirement of 8.0% of risk weighted assets by $14.5 million.

At December 31, 1998, the Association was considered a "well capitalized" institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

YEAR 2000 ISSUE

The Year 2000 or Century Date Change issue is a result of computer programs being written using two digits rather than four digits to define the applicable year. A computer system's inability to recognize the date "00" as the year 2000 of if the system recognized the date "00" as the year 1900, could result in a system failure or miscalculations causing disruptions of operations. The Company outsources its primary computer processing functions.

The Company has established a management committee to identify all of its systems potentially affected by the year 2000 and to ensure that reprogramming of affected systems is completed. The committee is responsible for testing all company computer systems and ensuring that all third party computer system vendors complete Year 2000 remediation.

The Company believes that the risk that the major data processing service provider will not be Year 2000 compliant is low. The Company has also received correspondence from all other third party software providers that indicate that all of such software will be Year 2000 compliant.

The Company has budgeted approximately $25,000 for its Year 2000 program. As of December 31, 1998, the Company has expensed or is aware of future expenditures totaling approximately $10,000.

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

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                DECEMBER 31, 1998



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

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submissions Of Matters To A Vote Of Security Holders

     On January 20, 1999, the Company's Annual Stockholders' Meeting was held to elect directors and ratify the appointment of independent auditors for the current fiscal year. The following are the voting results of each of these matters submitted to stockholders:

     The election of M. Earl Davis,               For                 1,227,781
     James W. Fair, and L. Lee Kidd               Against                     0
     As directors for a three year term ending    Abstain                22,000
     January 2002.                                Broker Non-Votes            0

     Ratification of the appointment of Bryant    For                 1,249,631
     And Welborn, LLP, as independent             Against                   150
     Auditors for the fiscal year ending          Abstain                     0
     September 30, 1999.

     The text of the matters referred to in this Item 4 is set forth in the Proxy Statement dated December 23, 1998, previously filed with the Securities and Exchange Commission.

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed herewith:

         Exhibit 11.0 - Computation of Earnings Per Share

         Exhibit 27.0 - Financial Data Schedule

     (b)  Reports on Form 8-K

         During the quarter ended December 31, 1998, the Company filed a report on Form 8-K on October 21, 1998, to report the issuance of a press release dated October 21, 1998, announcing the Company's intention to pay, on November 25, 1998, a cash dividend of $.05 per share for the quarter ended September 30, 1998, to stockholders of record on November 11, 1998.

         During the quarter ended December 31, 1998, the Company filed a report on Form 8-K on December 10, 1998, to report the issuance of a press release dated December 10, 1998, announcing the Company's earnings for the year ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   East Texas Financial Services, Inc.


Date:  February 9, 1999            /s/ Gerald W. Free
                                   ------------------
                                   Gerald W. Free

                                   Vice Chairman, President and CEO
                                   (Principal Executive Officer)


Date:  February 9, 1999            /s/  Derrell W. Chapman
                                   -----------------------
                                   Derrell W. Chapman
                                   Vice President/COO/CFO
                                   (Principal Financial and Accounting Officer)