Form 10QSB
period 1999-03-31
EAST TEXAS FINANCIAL SERVICES INC
filed 1999-05-14
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the period ended March 31, 1999

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

         The number of shares of the registrant's common stock ($.01 par value) outstanding as of March 31, 1999, was 1,392,853.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 MARCH 31, 1999



                                      INDEX



Part I - Financial Information

   Item 1.  Financial Statements

      Consolidated Statements of Financial Condition, March 31, 1999
      (Unaudited) and September 30, 1998........................................

      Consolidated Statements of Income, (Unaudited) three months and six months ended March 31, 1999, and March 31, 1998..................................

      Consolidated Statement of Changes in Stockholders' Equity, (Unaudited)
      six months ended March 31, 1999...........................................

      Consolidated Statements of Cash Flows, (Unaudited) six months ended
      March 31, 1999, and March 31, 1998........................................

      Notes to (Unaudited) Consolidated Financial Statements, March 31, 1999....

     Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................

Part II - Other Information

   Item 1.  Legal Proceedings...................................................

   Item 2.  Changes In Securities...............................................

   Item 3.  Defaults Upon Senior Securities.....................................

   Item 4.  Submission of Matters To a Vote of Security Holders.................

   Item 5.  Other Information...................................................

   Item 6.  Exhibits and Reports on Form 8-K....................................

Signature Page..................................................................

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 MARCH 31, 1999



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

                                   EAST TEXAS FINANCIAL SERVICES, INC.
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  ASSETS                                            March 31, 1999    September 30, 1998
                                                                    --------------    ------------------
                                                                      (Unaudited)
Cash and due from banks ........................................     $     960,755      $     592,363
Interest-bearing deposits with banks ...........................         3,330,176          1,104,695
Interest-earning time deposits with financial institutions .....         2,559,617          1,959,617
Federal funds sold .............................................                 0            129,187
Investment securities available-for-sale .......................         3,036,307                  0
Mortgage-backed securities available-for-sale ..................        22,145,577         12,810,165
Investment securities held-to-maturity (estimated market
     value of $27,045,150 at March 31, 1999, and
     $30,115,954 at September 30, 1998) ........................        27,015,739         29,766,844
Mortgage-backed securities held-to-maturity (estimated
     market value of $7,782,809 at March 31, 1999
     and $11,088,555 at September 30, 1998) ....................         7,743,937         10,940,500
Loans receivable, net of allowance for credit losses of $231,933
     at March 31, 1999 and $233,180 at September 30, 1998 ......        61,760,054         61,119,047
Accrued interest receivable ....................................           965,070            978,378
Federal Home Loan Bank stock, at cost ..........................         1,386,600            789,100
Premises and equipment .........................................         2,700,269          2,273,067
Foreclosed real estate, net of allowance of $-0- ...............                 0             34,500
Mortgage servicing rights ......................................           264,362            216,879
Other assets ...................................................           474,308          1,303,120
                                                                     -------------      -------------

     Total Assets ..............................................     $ 134,342,771      $ 124,017,462
                                                                     =============      =============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Demand deposits ...........................................     $   1,455,359      $   1,528,374
     Savings and NOW deposits ..................................        11,764,053         10,504,973
     Time deposits .............................................        73,857,107         74,610,310
                                                                     -------------      -------------
           Total deposits ......................................        87,076,519         86,643,657

     FHLB advances .............................................        26,907,438         14,945,852
     Advances from borrowers for taxes and insurance ...........           323,634            844,188
     Federal income taxes
           Current .............................................           (53,725)               -0-
           Deferred ............................................            34,408             31,618
     Accrued expenses and other liabilities ....................           306,994          1,168,453
                                                                     -------------      -------------
           Total liabilities ...................................       114,595,268        103,633,768
                                                                     -------------      -------------

                                   EAST TEXAS FINANCIAL SERVICES, INC.
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                               (continued)

                                                                    March 31, 1999    September 30, 1998
                                                                    --------------    ------------------
                                                                      (Unaudited)
Stockholders' equity:
     Preferred stock, $0.01 par value, 500,000
        shares authorized, none outstanding
     Common stock, $0.01 par value, 5,500,000 shares authorized,
        1,884,492 shares issued and 1,392,853 outstanding ......            18,845             18,845
     Additional paid-in-capital ................................        12,319,624         12,319,624
     Deferred compensation - RRP shares ........................          (164,874)          (213,366)
     Unearned employee stock ownership plan shares .............          (543,564)          (543,564)
     Unrealized gain/(loss) available-for-sale securities (net)           (110,129)           (64,974)
     Retained earnings (substantially restricted) ..............        13,751,695         13,661,392
     Treasury stock, 491,639 shares at cost ....................        (5,524,094)        (4,794,263)
                                                                     -------------      -------------

           Total stockholder's equity ..........................        19,747,503         20,383,694
                                                                     -------------      -------------

           Total liabilities and stockholders' equity ..........     $ 134,342,771      $ 124,017,462
                                                                     =============      =============

The accompanying notes are an integral part of the consolidated financial statements.

                                      EAST TEXAS FINANCIAL SERVICES, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months                   Six Months
                                                            Ended March 31,               Ended March 31,
                                                              (Unaudited)                  (Unaudited)
                                                         1999            1998           1999            1998
                                                     -----------      ----------     ----------     ----------
INTEREST INCOME Loans receivable:
     First Mortgage ............................     $ 1,105,784      $1,152,062     $2,227,971     $2,286,895
     Consumer and other loans ..................          83,109          40,783        159,118         70,088
   Securities available for sale:
     Investment securities .....................          37,655          15,104         52,190         30,313
     Mortgage-backed securities ................         312,272         104,684        576,592        169,074
   Securities held to maturity:
     Investment securities .....................         417,734         406,515        885,040        800,424
     Mortgage-backed securities ................         138,310         281,066        317,010        595,768
   Deposits with banks .........................          50,913          54,923         83,996        131,885
                                                     -----------      ----------     ----------     ----------

       Total interest income ...................       2,145,777       2,055,137      4,301,917      4,084,447
                                                     -----------      ----------     ----------     ----------

INTEREST EXPENSE

   Deposits ....................................       1,045,721       1,105,465      2,129,252      2,229,135
   FHLB advances ...............................         305,619         121,675        556,837        183,848
                                                     -----------      ----------     ----------     ----------

       Total interest expense ..................       1,351,340       1,227,140      2,686,089      2,412,983
                                                     -----------      ----------     ----------     ----------

       Net interest income before
          provision for loan losses ............         794,437         827,998      1,615,828      1,671,464

   Provision for loan losses ...................               0               0              0              0
                                                     -----------      ----------     ----------     ----------

       Net interest income after
         provision for loan losses .............         794,437         827,998      1,615,828      1,671,464
                                                     -----------      ----------     ----------     ----------

NONINTEREST INCOME
   Gain(loss) on sale of interest-earning assets          28,589          42,008        105,065         63,445
   Loan origination and commitment fees ........          23,450          18,807         47,058         41,770
   Loan servicing fees .........................          18,950          26,621         29,733         48,924
   Gain on foreclosed real estate ..............          (2,068)            560            302            560
   Other .......................................           5,787          10,926         60,249         21,638
                                                     -----------      ----------     ----------     ----------

       Total noninterest income ................          74,708          98,922        242,407        176,337
                                                     -----------      ----------     ----------     ----------

                                      EAST TEXAS FINANCIAL SERVICES, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (continued)

                                                             Three Months                   Six Months
                                                            Ended March 31,               Ended March 31,
                                                              (Unaudited)                  (Unaudited)
                                                         1999            1998           1999            1998
                                                     -----------      ----------     ----------     ----------
NONINTEREST EXPENSE
   Compensation and benefits ...................         518,609         460,684      1,028,684        952,794
   Occupancy and equipment .....................          68,687          45,513        114,891         93,759
   SAIF deposit insurance premium ..............          13,480          14,299         26,464         28,446
   Loss on foreclosed real estate ..............               0               0          2,069              0
   Other .......................................         171,384         157,288        314,321        296,954
                                                     -----------      ----------     ----------     ----------

       Total noninterest expense ...............         772,160         677,784      1,486,429      1,371,953
                                                     -----------      ----------     ----------     ----------

Income (loss) before provision for income taxes           96,985         249,135        371,806        475,848

Income tax expense (benefit) ...................          39,606          91,340        138,656        173,749
                                                     -----------      ----------     ----------     ----------

NET INCOME (LOSS) ..............................     $    57,379      $  157,795     $  233,150     $  302,099
                                                     ===========      ==========     ==========     ==========

Earnings per common share ......................     $       .04      $      .11     $      .17     $      .21
Earnings per common share - assuming dilution ..             .04             .11            .17            .20


The accompanying notes are an integral part of the consolidated financial statements.

                                                              EAST TEXAS FINANCIAL SERVICES, INC.
                                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                          (UNAUDITED)

SIX MONTHS ENDED
March 31, 1999


                                    Common Stock        Unearned      Unallocated       Unrealized
                                   and Additional          RRP            ESOP        Gain(loss) on       Retained       Treasury
                                   Paid in Capital       Shares          Shares       AFS Securities      Earnings         Stock
                                   ---------------       ------          ------       --------------      --------         -----
Balance September 30, 1998          $  12,338,469     $   (213,366)   $ (543,564)      $   (64,974)     $13,661,392     $(4,794,263)

Comprehensive income:
     Net income                                                                                             233,150
     Unrealized holding gains                                                              (45,155)

Comprehensive income


Deferred compensation
   amortization                                              48,492

Purchase of treasury stock
   at cost                                                                                                                 (729,831)
(729,831)

Payment of cash dividends                                                                                  (140,375)
Accrued dividends - RRP stock                                                                                (2,472)
(2,472)

Balance March 31, 1999              $  12,338,469      $  (164,874)   $ (543,564)      $  (110,129)     $13,751,695     $(5,524,094)
                                    =============      ============   ===========      ============     ===========     ===========

                       EAST TEXAS FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

Balance September 30, 1998          $                  $20,383,694

Comprehensive income:
     Net income                           233,150          233,150
     Unrealized holding gains             (45,155)         (45,155)
                                    -------------
Comprehensive income                $     187,995
                                    =============

Deferred compensation
   amortization                                             48,492

Purchase of treasury stock
   at cost                                                (729,831)

Payment of cash dividends                                 (140,375)
Accrued dividends - RRP stock                               (2,472)

Balance March 31, 1999                                 $19,747,503
                                                       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                               EAST TEXAS FINANCIAL SERVICES, INC.
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)


                                                                     For the Six Months Ended
                                                                             March 31,
                                                                       1999              1998
                                                                   ------------     ------------
Cash flows from operating activities:
     Net income ..............................................     $   233,150      $   302,099
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of deferred loan origination fees ......          10,715            2,071
         Amortization of premiums and discounts on investment
            securities, mortgage-backed securities, and loans           78,783           64,514
         Amortization of deferred compensation ...............          58,191           58,191
         Compensation charge related to release of ESOP shares          55,921           60,547
         Depreciation ........................................          45,780           48,881
         Deferred income taxes ...............................          60,838           14,299
         Stock dividends on FHLB stock .......................         (31,582)         (30,300)
         Origination of mortgage servicing rights ............         (86,422)         (49,826)
         Amortization of mortgage servicing rights ...........          38,939           20,143
         Net (gain) loss on sale of:
              Securities held to maturity ....................               0                0
              Foreclosed real estate .........................           2,069                0
              Fixed assets ...................................               0                0
              Net loss on disposal of fixed assets ...........               0            3,889
              Other assets ...................................               0                0
              Loans ..........................................         (18,642)         (13,619)
              Loans held for sale ............................               0                0
         Proceeds from loan sales ............................       6,661,864        4,199,237
         Originations of loans held for sale .................               0                0
         Proceeds from sale of fixed assets ..................               0                0
         (Increase) decrease in:
              Accrued interest receivable ....................          13,308          (41,749)
              Other assets ...................................         828,812          120,627
              Accrued loan loss ..............................           1,247                0
         Increase (decrease) in:
              Federal income tax payable .....................         (53,725)         (33,820)
              Accrued expenses and other liabilities .........        (861,459)        (915,453)
         Capitalized interest on time deposits ...............               0                0

Net cash provided (used) by operating activities .............       7,037,787        3,809,731
                                                                   -----------      -----------

The accompanying notes are an integral part of the financial statements.

                                      EAST TEXAS FINANCIAL SERVICES, INC.
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                 For the Six Months Ended
                                                                                         March 31,
                                                                                   1999             1998
                                                                             --------------     --------------
Cash flows from investing activities
     Purchases of interest earning time deposits .......................     $    (600,000)     $    (99,617)
     Net decrease (increase) in fed funds sold .........................           129,187            (1,379)
     Purchases of obligations - U.S. Govt. and agencies
        held to maturity ...............................................        (4,997,656)       (8,530,438)
     Proceeds from maturity of time deposits ...........................                 0           197,573
     Proceeds from sale of securities held to maturity .................                 0                 0
     Proceeds from maturities of obligations - U.S. Govt ...............
        and agencies held to maturity ..................................         7,725,000         6,500,000
     Proceeds from sale of obligations of U.S. Govt ....................
        and agencies held to maturity ..................................                 0                 0
     Purchases of FHLB stock ...........................................          (597,500)                0
     Purchases of investment securities available-for-sale .............        (3,073,051)                0
     Purchases of mortgage-backed securities available-for-sale ........       (12,513,589)       (5,559,986)
     Purchases of mortgage-backed securities held to maturity ..........                 0                 0
     Principal payments on mortgage-backed securities available for sale         3,101,656           815,511
     Principal payments on mortgage-backed securities held to maturity .         3,186,390         3,885,016
     Net originations and principal collections on loans ...............        (7,413,269)       (8,438,910)
     Capitalized acquisition cost related to foreclosed real estate ....                 0                 0
     Proceeds from sale of foreclosed real estate ......................            32,432                 0
     Proceeds from sale of fixed assets ................................                 0                 0
     Expenditures for premises and equipment ...........................          (427,202)             (352)
                                                                             -------------      ------------

Net cash provided (used) by investing activities .......................       (15,447,602)      (11,235,382)
                                                                             -------------      ------------

Cash flows from financing activities: Net increase (decrease) in:
         Non-interest bearing deposits, savings, NOW accounts ..........         1,186,065          (319,856)
         Time deposits .................................................          (753,203)         (323,416)
         FHLB Advances .................................................       145,510,909        45,273,500
         Repayment of FHLB Advances ....................................      (133,549,323)      (38,442,612)
         Advances from borrowers for taxes and insurance ...............          (520,554)         (486,725)
     Dividends paid to stockholders ....................................          (140,375)         (104,538)
     Purchase of treasury stock ........................................          (729,831)                0
     Proceeds from sale of common stock ................................                 0                 0
                                                                             -------------      ------------

Net cash provided (used) by financing activities .......................        11,003,688         5,596,353
                                                                             -------------      ------------

Net increase (decrease) in cash and cash equivalents ...................         2,593,873        (1,829,298)

Cash and cash equivalents at beginning of the period ...................         1,697,058         6,931,133
                                                                             -------------      ------------

Cash and cash equivalents at end of the period .........................     $   4,290,931      $  5,101,835
                                                                             =============      ============

                                      EAST TEXAS FINANCIAL SERVICES, INC.
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                 For the Six Months Ended
                                                                                         March 31,
                                                                                   1999             1998
                                                                             --------------     --------------
Supplemental disclosure:
     Cash paid for:
         Interest on deposits ..........................................     $   2,129,252      $  1,114,472
         Income taxes ..................................................     $     145,257      $          0

     Transfers from loans to real estate
        acquired through foreclosures ..................................     $           0      $    207,229

     Loans charged off to loan loss reserves ...........................     $           0      $     36,744

     Recoveries credited to loan loss reserves .........................     $           0      $          0


The accompanying notes are an integral part of the consolidated financial statements

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY


             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


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

NOTE 2 - EARNINGS PER SHARE

Earnings per common share for the three months and six months ended March 31, 1999 and 1998, has been computed based on net income divided by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 1999 and 1998, the weighted average number of shares outstanding totaled 1,335,051 and 1,441,868, shares respectively. For the six months ended March 31, 1999 and 1998, the weighted average number of shares outstanding totaled 1,362,176 and 1,441,868 shares respectively.

Earnings per common share - assuming dilution, for the three months and six months ended March 31, 1999 and 1998, has been computed based on net income divided by the weighted average number of common shares outstanding. In addition, it includes the effects of all dilutive potential common shares that were outstanding during the period. For the three months ended March 31, 1999 and 1998, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,348,110 and 1,496,037, shares respectively. For the six months ended March 31, 1999 and 1998, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,374,721 and 1,493,398, shares respectively.

For both earnings per share and earnings per common share - assuming dilution and as prescribed by the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employer's Accounting for Employees Stock Ownership Plans, the weighted average number of shares outstanding does not include unallocated Employee Stock Ownership Plan ("ESOP") shares.

See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three month and six month periods ended March 31, 1999 and 1998.

NOTE 3 - SECURITIES

The carrying values and estimated market values of investment securities available-for-sale as of March 31, 1999, by type of security are as follows:

                    Principal   Unamortized    Unearned       Unrealized       Carrying
                      Balance     Premiums     Discounts     Gain/(Loss)          Value
                    ----------     -------     --------      -----------      ----------
Fixed Rate ....     $3,000,000     $73,545     $  2,620      $   (34,618)     $3,036,307

Adjustable Rate              0           0            0                0               0
                    ----------     -------     --------      -----------      ----------

                    $3,000,000     $73,545     $  2,620      $   (34,618)     $3,036,307
                    ----------     -------     --------      -----------      ----------

The weighted average yield on the investment security available-for-sale portfolio was 5.91% for the quarter ended March 31, 1999.

The amortized cost and estimated market values of investment securities held-to-maturity as of March 31, 1999, are as follows:

                                                      Gross      Gross       Estimated
                                     Amortized     Unrealized  Unrealized      Market
                                         Cost         Gains      Losses         Value
                                     -----------     -------     -------     -----------
Debt securities:
      U. S. Treasury ...........     $ 2,501,494     $ 4,248     $ 2,338     $ 2,503,404


      U. S. government agency ..      24,514,245      82,108      54,607      24,541,746
                                     -----------     -------     -------     -----------

           Total debt securities     $27,015,739     $86,356     $56,945     $27,045,150
                                     -----------     -------     -------     -----------

The amortized cost and estimated market values of investment securities held-to-maturity as of March 31, 1999, by contractual maturity are shown below:

                                                                      Estimated
                                                     Amortized          Market
                                                        Cost             Value
                                                    -----------      -----------
Due in one year or less ......................      $ 6,519,862      $ 6,550,651
Due after one year through two years .........        3,994,352        4,048,820
Due after two years through three years ......        1,000,000          992,841
Due after three years through five years .....       15,501,525       15,452,838
                                                    -----------      -----------

        Total debt securities ................      $27,015,739      $27,045,150
                                                    -----------      -----------

As of March 31, 1999, each of the securities due after three and through five years had call options exercisable at the discretion of the issuer. Such call dates varied between April 1999 and June 2001.

As of March 31, 1999, the weighted average yield on the Company's investment security held-to-maturity portfolio was approximately 5.99% while the Company's overall investment portfolio, including securities held-to-maturity, investment securities available-for-sale, overnight deposits and interest earning time deposits with other financial institutions was approximately 5.86%.

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of March 31, 1999, by type of security are as follows:

                      Principal   Unamortized    Unearned        Unrealized        Carrying
                       Balance      Premiums     Discounts       Gain/(Loss)         Value
                    -----------     --------     ---------      ------------      -----------
Fixed Rate ....     $ 1,478,332     $      0     $  11,748      $    (16,363)     $ 1,450,221


Adjustable Rate      20,576,089      236,949         1,800          (115,882)      20,695,356
                    -----------     --------     ---------      ------------      -----------

                    $22,054,421     $236,949     $  13,548      $   (132,245)     $22,145,577
                    -----------     --------     ---------      ------------      -----------

The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of March 31, 1999, by type of security are as follows:

                      Principal   Unamortized    Unearned        Unrealized        Carrying
                       Balance      Premiums     Discounts       Gain/(Loss)         Value
                    -----------     --------     ---------      ------------      -----------
Fixed Rate ....     $  886,719       $     0     $      632     $  886,087        $  887,938

Adjustable Rate      6,804,501        61,648          8,299      6,857,850         6,894,871
                    ----------       -------     ----------     ----------        ----------

                    $7,691,220       $61,648     $    8,931     $7,743,937        $7,782,809
                    ----------       -------     ----------     ----------        ----------


The overall yield on the Company's mortgage-backed securities portfolios as of March 31, 1999, was approximately 6.07%.

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
                                                                         =======

On March 25, 1998, the Company completed a 3 for 2 stock split in the form of a 50% dividend. As a result of the split, the number of outstanding options, option price, options exercisable at year end, and shares available for future grants were adjusted as follows:

Options outstanding
     Balance, September 30, 1997                                         150,411
         Granted                                                             -0-
         Exercised at $9.42 per share                                    (1,568)
         Forfeited and expired                                               -0-
     Balance, September 30, 1998                                         148,843
                                                                         =======

Options exercisable at December 31, 1998 under stock option plan          86,807
                                                                        ========

Shares available for future grants                                        27,162

During the six months ended March 31, 1999, no options were exercised, issued, or forfeited.

NOTE 6 - ADVANCES FROM FEDERAL HOME LOAN BANK

The outstanding advances from the FHLB consisted of the following at March 31, 1999:

          Maturity                         1998                    Rate
          --------                         ----                    ----
          04/06/1999                $         682,909               4.90%
          04/26/1999                $      22,403,000               4.88%
          12/31/2004                $         256,847               6.09%
          01/03/2005                $         120,561               6.03%
          01/01/2013                $         475,310               6.09%
          01/01/2013                $         451,619               6.13%
          02/01/2013                $         448,192               5.91%
          03/03/2014                $       1,060,000               5.45%
          04/01/2014                $       1,009,000               5.97%

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by all stock and deposit accounts in the FHLB, mortgage collateral, securities collateral, and other collateral.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 MARCH 31, 1999




Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The principle business of the Company is that of a community-oriented financial institution attracting deposits from the general public and using such deposits to originate one- to four-family residential loans and, to a lesser extent, commercial real estate, one- to four-family construction, multi-family and consumer loans. These funds have also been used to purchase mortgage-backed securities, U. S. government and agency obligations and other permissible securities. The Company also borrows funds from the Federal Home Loan Bank of Dallas ("FHLB") to fund loans and to purchase securities. The ability of the Company to attract deposits is influenced by a number of factors, including interest rates paid on competing investments, account maturities and levels of personal income and savings. The Company's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which is in turn affected by the interest rates at which such loans are made, general economic conditions affecting loan demand, the availability of funds for lending activities, economic conditions and changes in real estate values.

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

The Company has expanded its product lines to include commercial and consumer loans, debit and credit cards, an ATM machine and cards, safe deposit boxes, and a full range of business and personal checking and deposit accounts. With the introduction of new products and services, the Company opened an additional full-service office located in South Tyler.

The start-up costs associated with the new product lines and the expansion will be significant and the Company does not anticipate the new branch office to be profitable immediately. However, management believes that the long-term future of the Company is dependent upon the success of this change.

FINANCIAL CONDITION

Total assets were $134.3 million at March 31, 1999, a $10.3 million increase from the $124.0 million reported at September 30, 1998, the Company's most recent fiscal year end. The increase in total assets was the result of a $9.3 million increase in mortgage-backed securities available-for-sale, a $3.0 million increase in investment securities available-for-sale and a $2.7 million increase in interest-earning deposits with banks. The increases were partially offset by a $2.8 million decline in investment securities held-to-maturity and a $3.2 million decline in mortgage-backed securities held to maturity.

At March 31, 1999, loans receivable totaled $61.8 million, compared to $61.1 million at September 30, 1998. The increase in loans receivable was the result of a change in Company policy to place into portfolio 15 year fixed rate mortgage loans with interest rates below 7.00%. The Company had previously sold such loans into the secondary market. The loans consist primarily of 15 year fixed rate mortgages funded with a combination of long term amortizing and short term advances from the FHLB. The loan arbitrage is monitored on a monthly basis. The Company anticipates continuing the program as long as the interest rate spread remains favorable. The Company continued its policy of selling all one- to four-family loans with terms of greater than 15 years into the secondary market.

The Company continued to offer home equity loans for up to 80% of the borrowers equity in the property, the maximum allowed by Texas law. Loan terms of up to 15 years are offered at interest rates, depending upon the size of the loan, ranging from 8.00% to 9.50%. As of March 31, 1999, the Company had approximately $2.7 million in home equity loans outstanding.

The increase in the mortgage-backed securities available-for-sale portfolio was primarily the result of the Company's decision to continue its program of borrowing funds from the FHLB and investing the proceeds into mortgage-backed and similar securities in an effort to achieve a positive margin on the transaction. At March 31, 1999, the portfolio totaled $22.1 million, compared to $12.8 million at September 30, 1998. At March 31, 1999, the average yield on the securities in the program was approximately 5.71% while the cost of the FHLB advance was approximately 4.88%, resulting in a pre-tax interest rate spread of 83 basis points.

Subject to favorable interest rates, the Company intends, over the next several quarters, to borrow an additional $20.0 million from the Federal Home Loan Bank ("FHLB") and invest the proceeds in adjustable rate mortgage-backed securities to be held in an available-for-sale accounting classification. The purpose of the program is to leverage a portion of the Company's excess capital and to achieve a rate of return on the difference in the rate earned on the securities and the cost of the advances. The success of the program will be dependent upon several factors, including the Company's ability to purchase adjustable rate securities that will maintain a positive margin above the FHLB advance rates. The Company intends to primarily borrow funds from the FHLB with terms of approximately thirty days and invest in mortgage-backed securities with interest rate adjustment frequencies that vary between one month and one year.

The investment security available-for-sale portfolio consists of corporate debt securities. The corporate debt securities have a fixed rate and term. The Company invests only in investment grade corporate debt with varying maturities and ratings. All corporate debt securities have maturities of less than or equal to five years. The yield on the investment security available-for-sale portfolio was 5.91% for the quarter ended March 31, 1999.

At March 31, 1999, the investment securities held-to-maturity portfolio totaled $27.0 million, compared to $29.8 million at September 30, 1998. At March 31, 1999, the overall yield on the portfolio was approximately 5.99%, compared to 6.01% at September 30, 1998. At March 31, 1999, the portfolio contained $6.5 million in securities with remaining terms until maturity of less than one year, $4.0 million with remaining maturities of one through two years, $1.0 million with remaining maturities of two through three years and $15.5 million with remaining maturities of three through five years. Each of the investment securities with remaining maturities of three through five years is callable at the discretion of the issuer, and the call dates range from April 1999 to June 2001.

The Company's mortgage-backed securities held-to-maturity portfolio totaled $7.7 million at March 31, 1999, compared to $10.9 million at September 30, 1998. The decrease in mortgage-backed securities held-to-maturity was primarily due to principal payments received on the portfolio during the period. Continued lower long-term interest rates could continue to influence borrower decisions to refinance the adjustable rate mortgage loans underlying the Company's mortgage-backed securities held-to-maturity portfolio. The result would be a continued decrease in the balances reported in this asset category. The weighted average yield on the portfolio was approximately 7.08% at March 31, 1999.

Total deposits were $87.1 million at March 31, 1999, a $433,000 increase from the $86.6 million reported at September 30, 1998. The Company's cost of deposits was approximately 4.84% at March 31, 1999, and the overall cost of funds, including FHLB advances, was approximately 4.88%.

The Company reported $26.9 million in borrowed funds at March 31, 1999, an increase of $12.0 million from the $14.9 million reported at September 30, 1998. Approximately $22.4 million of the borrowed funds were used to invest in mortgage-backed securities available-for-sale as part of the Company's wholesale funded arbitrage program. The advance had a remaining term of less than 30 days and had an interest rate of 4.88%. Approximately $2.8 million was used to fund the wholesale loan arbitrage of 15 year loans at an average rate of 5.50%, with the remaining $1.7 million in advances used to fund a portion of the Company's commercial real estate loan portfolio at a weighted average cost of approximately 6.05%.

Stockholders' equity totaled $19.7 million at March 31, 1999, a decrease of $636,000 from the $20.4 million reported at September 30, 1998. The decrease was primarily attributable to the $730,000 increase in treasury stock, the payment of cash dividends in the amount of $140,000, and a $45,000 increase in net unrealized losses on securities available-for-sale. The decrease was partially offset by net income of $233,000 reported for the six months ended March 31, 1999, and a $49,000 decrease in deferred compensation.

At March 31, 1999, the Company reported a book value per share of $14.18 based on 1,392,853 net outstanding shares. During the six months ended March 31, 1999, the Company repurchased 71,203 shares of treasury stock at an average price of $10.25 per share. The result was an increase in the number of shares held as treasury stock to 491,639 at an average cost of $11.236 per share.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

General. Net income for the three months ended March 31, 1999 was $57,000 or $.04 per share, a decrease of $101,000 from the $158,000 or $.11 per share reported for the three months ended March 31, 1998. The decrease in net income was attributable to a $34,000 decline in net interest income after provision for loan losses, a $94,000 increase in total non-interest expense, and a $24,000 decrease in noninterest income. The decrease in net income was partially offset by a $52,000 decrease in income tax expense.

Net Interest Income. For the quarter ended March 31, 1999, net interest income before provision for loan losses totaled $794,000, a decrease of $34,000 from the $828,000 reported for the quarter ended March 31, 1998. On an annualized basis, the $794,000 in net interest income for the current quarter was approximately 2.48% of average interest earning assets and 2.37% of average total assets. For the quarter ended March 31, 1998, the $828,000 in net interest income was approximately 2.84% of average interest earning assets and 2.75% of average total assets. Average interest earning assets were approximately $128.2 million for the quarter ended March 31, 1999, compared to $116.7 million for the quarter ended March 31, 1998.

The decline in net interest income, despite the fact that average interest earning assets increased by approximately $11.5 million, was primarily the result of continued period of minimal differences in short term and long term interest rates. Cash flow from the Company's interest earning assets has increased over the past several quarters as mortgage borrowers have elected to refinance their mortgages. In addition, scheduled maturities and call options of the investment securities portfolios have also provided additional challenges for reinvesting cash flow in this current interest rate environment. The result has been, despite growth in interest-earning assets, a yield on the Company's average interest-earning assets that declined from 7.05% for the quarter ended March 31, 1998 to 6.68% for the quarter ended March 31, 1999 as the cash flow has been reinvested at lower interest rates.

Interest rates on the Company's primary source of funds, certificates of deposit, have not decreased as rapidly as interest rates have fallen. Continued competition for deposits in the Company's market has compelled the Company to continue to pay higher interest rates in order to maintain current deposit levels. For the quarter ended March 31, 1999, the $1.0 million in interest expense on deposits was, on an annualized basis, approximately 4.78% of average interest costing deposits, compared to 4.82% for the same quarter in 1998. On an annualized basis, the $1.4 million in total interest expense, reported for the quarter ended March 31, 1999, was approximately 4.84% of average interest costing liabilities outstanding for the quarter. For the quarter ended March 31, 1998, the $1.2 million in total interest expense was approximately 4.97% of average interest costing liabilities.

Total interest income was $2.2 million for the quarter ended March 31, 1999, an increase of $91,000 from the $2.1 million reported for the same quarter in 1998. Interest income on loans-receivable totaled $1.2 million or 7.74% of average loans receivable balances outstanding for the quarter ended March 31, 1999. For the three months ended March 31, 1998, interest income on loans-receivable was approximately 7.86% of average loans receivable balances. During the quarter ended March 31, 1999, the Company implemented a wholesale loan arbitrage program. The program, designed to leverage a portion of the Company's excess capital, allows the Company to portfolio 15 year loans with rates below 7.00% as well as continuing to place into portfolio mortgage loans with an original maturity of less than or equal to 15 years and with interest rates of greater than or equal to 7.00%. As a result, the Company has been able to increase its loans receivable portfolio and maintain interest income from loans receivable despite lower mortgage rates. The growth has been at marginal yields at less than the average in the portfolio and the result has been a decline in the average yield on the portfolio. However, the goal of the program is to increase overall net interest income.

Interest income from mortgage-backed securities available-for sale totaled $312,000 for the three months ended March 31, 1999, compared to $105,000 for the three months ended March 31, 1998. The increase in interest income is a direct result of the increase in the average balance outstanding from $7.5 to $20.8 million. Interest income from this portfolio is part of the Company's plan to borrow funds from the FHLB and invest in mortgage-related securities in an effort to achieve a margin on the difference in the investment yield and the cost of the borrowings from the FHLB. The yield on the portfolio was approximately 5.71% at March 31, 1999. [See "Financial Condition"]

Interest income from the investment securities held-to-maturity portfolio totaled $418,000 for the three months ended March 31, 1999, compared to $407,000 for the same quarter in 1998. The increase was primarily the result of an increase in the average balance outstanding in the portfolio from $25.6 million for the three months ended March 31, 1998 to $25.8 million for the three months ended March 31, 1999. Despite the fact that the average yield on the portfolio declined from 6.35% for the quarter ended March 31, 1998 to 6.00% for the quarter ended March 31, 1999. The decline in the yield on the portfolio was a result of maturing or called investment securities that were replaced at lower yields.

Interest income from the mortgage-backed securities held-to-maturity portfolio totaled $138,000 for the three months ended March 31, 1999, compared to $281,000 for the same period in 1998. Continued prepayments on the adjustable rate securities in the portfolio caused the average balance in the portfolio to decline to $9.3 million for the quarter ended March 31, 1999 from $15.3 million for the quarter ended March 31, 1998. The Company redirected the cash flow from the portfolio into its lending operations and its investment securities held-to-maturity portfolio to replace matured or called investment securities. The result was a decline in interest income from the portfolio, as well as a decline in the average yield on the portfolio from 7.35% for the quarter ended March 31, 1998 to 7.15% for the quarter ended March 31, 1999.

Interest paid to depositors totaled $1.0 million for the three months ended March 31, 1999, down $60,000 from the $1.1 million for the three months ended
March 31, 1998. Average deposit balances declined $2.1 million from $89.5 million for the quarter ended March 31, 1998 to $87.4 million for the quarter ended March 31, 1999.

Interest on FHLB advances was $306,000 for the three months ended March 31, 1999, compared to $122,000 for the same period in 1998. The increase was a direct result of the continued increase in total FHLB advances in the Company's wholesale investment security arbitrage and its program to match fund 15 year loans with advances.

Total interest expense as a percentage of average interest costing liabilities was approximately 4.84% for the three months ended March 31, 1999, compared to 4.97% for the three months ended March 31, 1998.

Provision For Loan Losses. The Company made no provision for loan losses for the quarter ended March 31, 1999 or for the quarter ended March 31, 1998. [See - "Asset Quality"]

Noninterest Income. Noninterest income totaled $75,000 for the three months ended March 31, 1999, compared to $99,000 for the same period in 1998, a $24,000 decrease.

The decrease was primarily the result of a decline in gains on sales of interest earning assets to $29,000 for the current quarter from the $42,000 reported for the same quarter in 1998. The decrease was attributable to fewer mortgage loans being sold into the secondary market as the Company implemented its program of placing all 15 year and shorter loans into portfolio. Additionally, loan servicing fees declined to $19,000 for the quarter ended March 31, 1999 from $27,000 for the quarter ended March 31, 1998. Despite the fact that the balance of loans serviced increased from March 31, 1998 to March 31, 1999, the Company was forced to write-off previously recorded origination mortgage servicing rights income due to increased refinancing activity. In comparison, loan origination fees increased to $23,000 for the three months ended March 31, 1999 from $19,000 for the three months ended March 31, 1998. The increase was attributable to an increase in lending activity for the current quarter compared to the same quarter in 1998.

Noninterest Expenses. Noninterest expenses totaled $772,000 for the three months ended March 31, 1999, compared to $678,000 for the three months ended March 31, 1998.

The increase in noninterest expense was partially the result of a $58,000 increase in compensation and benefits expense from $461,000 for the three months ended March 31, 1998 to $519,000 for the three months ended March 31, 1999. Also, there was a $23,000 increase in occupancy and equipment from $46,000 for the three months ended March 31, 1998 to $69,000 for the three months ended March 31, 1999. The increase in both compensation and benefits expense and occupancy and equipment expense was essentially the result of additional compensation for the staffing of a new full-service office opened for business during the current quarter. Also, additional expenses associated with the funding of the Company's defined benefit pension plan and additional expenses associated with the Company's Employee Stock Ownership Plan accounted for a portion of the increase in compensation and benefits expense.

Provision For Income Taxes. The Company incurred federal income tax expense of $40,000 or 40.8% of pre-tax income for the three months ended March 31, 1999, compared to $91,000 or 36.7% of pre-tax income for the three months ended March 31, 1998.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

General. For the six months ended March 31, 1999, the Company reported net income of $233,000 or $.17 per common share and $.17 per common share - assuming dilution, compared to $302,000 or $.21 per common share and $.20 per common share - assuming dilution for the six months ended March 31, 1998. The decrease in net income was attributable to a $56,000 decline in net interest income after provisions for loan losses and a $114,000 increase in noninterest operating expenses, which were partially offset by a $66,000 increase in noninterest income and a $35,000 decrease in income tax expense.

Net Interest Income. For the six months ended March 31, 1999, net interest income after provisions for loan losses totaled $1.6 million, a decrease of $56,000 from the $1.7 million reported for the six months ended March 31, 1998. On an annualized basis, the $1.6 million in net interest income after provisions for loan losses for the current period was approximately 2.59% of average interest earning assets and 2.50% of average total assets. For the six months ended March 31, 1998, the $1.7 million in net interest income after provisions for loan losses was approximately 2.91% of average interest earning assets and 2.87% of average total assets. Average interest earning assets were approximately $124.6 million for the six months ended March 31, 1999, compared to $114.7 million for the six months ended March 31, 1998.

Total interest income was $4.3 million or 6.91% of average interest earning assets for the six months ended March 31, 1999, compared to $4.1 million or 7.12% of average interest earning assets for the six months ended March 31, 1998. The increase in total interest income is attributable to the increase in average outstanding balance of interest earning assets. The decline in average yield on interest earning assets was a result of continued lower interest rates and a continued narrowing of the difference in short and long term interest rates. Cash flow from the Company's interest earning assets are being redeployed in lower yielding assets in the current interest rate and the result is a decline in the average yield on the Company's interest earning asset portfolio.

Interest income on loans receivable totaled $2.4 million for the six months ended March 31, 1999, unchanged from the $2.4 million reported for the six months ended March 31, 1998. The continued level of interest income on loans receivable, despite a decline in the average yield on the portfolio, was a direct result of the increase in balances outstanding in the portfolio as the Company continued its policy of placing into portfolio the majority of the loans it originates. Average loans receivable balance increased to $61.4 million for the six months ended March 31, 1999 from $59.2 million for the six months ended March 31, 1998. For the six months ended March 31, 1999, the $2.4 million in interest income on loans receivable was approximately 7.77%, compared to 7.97% for the six months ended March 31, 1998.

Interest income from mortgage-backed securities available-for sale totaled $577,000 for the six months ended March 31, 1999, compared to $169,000 for the six months ended March 31, 1998. Interest income from this portfolio is part of the Company's program, begun in June of 1997, to borrow funds from the FHLB and invest in mortgage-related securities in an effort to achieve a positive margin on the difference in the investment yield and the cost of the borrowings. At March 31, 1999, the Company had approximately $22.1 million invested in the program. [See "Financial Condition"]

Interest income on investment securities held-to-maturity totaled $885,000 for the six months ended March 31, 1999, compared to $800,000 for the six months ended March 31, 1998. The increase in interest income on the portfolio was the result of a $4.3 million increase in the average balance outstanding, despite a decline in the overall yield on the portfolio as maturing securities were reinvested at lower yields. For the six months ended March 31, 1999, the $885,000 in interest income was approximately 6.23% of the average balance outstanding, compared to 6.65% for the $800,000 reported for the six months ended March 31, 1998.

Interest income on mortgage-backed securities held-to-maturity was $317,000 for the six months ended March 31, 1999, compared to $596,000 for the six months ended March 31, 1998. The decline in interest income on the portfolio was primarily the result of a decline in the average balance outstanding in the portfolio from $15.2 million for the six months ended March 31, 1998 to $9.3 million for the six months ended March 31, 1999. The Company redirected cash flow from the portfolio into its lending operations, its investment securities available-for-sale portfolio, and its investment securities held-to-maturity portfolio. The adjustable rate feature of the underlying loans in the securities, the higher coupon rates on such loans, and lower rates of interest on fixed interest mortgage loans have caused borrowers on the underlying loans to seek out opportunities to refinance their mortgages. The result has been an increase in the cash flow from the portfolio, which resulted in the decline in the average balances in the portfolio.

Interest expense was $2.7 million for the six months ended March 31, 1999, an increase of $273,000 from the $2.4 million reported for the six month period ended March 31, 1998. An increase in average interest costing liabilities, including advances from the FHLB, from $95.8 million for the six months ended March 31, 1998 to $107.8 million for the six months ended March 31, 1999 primarily accounted for the increase in interest expense. The $2.7 million in interest expense reported for the six month period ended March 31, 1999 was approximately 4.98% of average interest costing liabilities, compared to 5.04% for the same period in 1998.

Noninterest Income. Noninterest income was $242,000 for the six months ended March 31, 1999, compared to $176,000 for the six months ended March 31, 1998. The increase in income was directly attributable to additional gains on sales of interest earning assets, additional loan origination fees, and other income. The increase in other income was a result of a one time collection of a deficiency judgment on a previously foreclosed real estate owned property of approximately $30,000.

Gains on sales on interest earning assets totaled $105,000 for the six month period ended March 31, 1999, compared to $63,000 for the six months ended March 31, 1998. Loan origination and commitment fees were $47,000 for the six months ended March 31, 1999, compared to $42,000 for the six months ended March 31, 1998. The increases were directly attributable to additional lending activity of the Company during the current period and to the fact that during the first three months of the six month period ended March 31, 1999, the Company sold more loans into the secondary market than during the comparable period in 1998.

Offsetting the increases in noninterest income was a $19,000 decline in loan servicing fees from $49,000 for the six months ended March 31, 1998 to $30,000 for the six months ended March 31, 1999. The decline in loan servicing fees is attributable to the Company's election to write-off previously recorded origination mortgage servicing rights income as loans serviced were refinanced with shorter maturities.

Noninterest Expense. Noninterest expense was reported as $1.5 million for the six month period ended March 31, 1999, a $114,000 increase from the $1.4 million reported for the six months ended March 31, 1998.

The increase in noninterest expense was primarily the result of a $76,000 increase in compensation and benefits expense from $953,000 for the six months ended March 31, 1998 to $1.0 million for the six months ended March 31, 1999. The increase in compensation and benefits expense was essentially the result of additional compensation for additional staff employed at the Company's new office location. Also, additional expenses associated with the funding of the Company's defined benefit pension plan and additional expenses associated with the Company's Employee Stock Ownership Plan accounted for a portion of the increase.

Occupancy and equipment expense totaled $115,000 for the six months ended March 31, 1999, compared to $94,000 for the six months ended March 31, 1998. The increase was attributable to additional expenses associated with the opening of a new full-service office.

Provision For Income Taxes. The Company incurred federal income tax expense of $139,000 or 37.3% of pre-tax income for the six months ended March 31, 1999, compared to $174,000 or 36.5% of pre-tax income for the six months ended March 31, 1998.

ASSET QUALITY

At March 31, 1999, the Company's non-performing assets totaled $329,000 or .25% of total assets, compared to $228,000 or .18% of total assets at September 30, 1998. At March 31, 1999, non-performing assets were comprised of sixteen (16) loans, the largest of which was $133,000, secured by a single family dwelling.

Non-performing loans at March 31, 1999 equaled $329,000 or .53% of loans receivable, compared to $228,000 or .37% of loans receivable at September 30, 1998.

Classified assets totaled $598,000 or .44% of total assets at March 31, 1999, compared to $570,000 or .46% of total assets at September 30, 1998.

Classified assets and non-performing assets differ in that classified assets may include loans less than ninety (90) days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. All classified assets at March 31, 1999, were deemed to be "substandard". No assets were classified "doubtful" or "loss" as of such date.

The Company's allowance for loan losses totaled $232,000 at March 31, 1999, a slight decrease from the $233,000 at September 30, 1998. The allowance for loan losses as a percentage of loans receivable equaled .38% at March 31, 1999 and September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits from customers, advances from the FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities, sales of loans and operations.

Current Office of Thrift Supervision regulations require the Association to maintain, at a minimum, cash and eligible investments, in an amount of not less than 4.0% of net withdrawable savings accounts and borrowings payable on demand or in one year or less. Liquid assets include cash on hand, unpledged demand deposits, certain time deposits, and, U. S Government and agency obligations. The Association maintains a liquid asset ratio above the minimum required level of the Office of Thrift Supervision. At March 31, 1999, the Association's liquid asset ratio equaled 36.6%.

The Association uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At March 31, 1999, the Association had outstanding commitments to extend credit on $4.7 million of real estate loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $19.7 million at March 31, 1999, a decrease of $636,000 from the $20.4 million reported at September 30, 1998. The decrease was the result of the $730,000 increase in treasury stock, a $45,000 increase in unrealized losses on available-for-sale securities, and the $140,000 cash dividend paid during the quarter. The decrease was offset by the $233,000 net income reported for the six month period ended March 31, 1999, and a $49,000 decrease in deferred compensation.

As of March 31, 1999, the Company's reported book value per share, using total stockholders' equity of $19.7 million (net of the cost of unallocated ESOP and RRP shares) and 1,392,853 outstanding shares of common stock (the total issued shares including unallocated ESOP and RRP shares, less treasury shares), equaled $14.18 per share.

Subsequent to the quarter ended March 31, 1999, the Company announced its intention to pay a cash dividend of $.05 per share on May 26, 1999, to stockholders of record at May 12, 1999.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Congress imposed a three part capital requirement for thrift institutions. At March 31, 1999, the Association's actual and required capital amounts under each of the three requirements were as follows:

- Tangible Capital (stockholders' equity) was $18.9 million or 14.0% of total assets, exceeding the minimum requirement of 1.5% by $16.9 million.

- Core Capital (Tangible capital plus certain intangible assets) was $18.9 million or 14.0% of total assets, exceeding the minimum requirement of 4.0% by $13.5 million.

- Risk-based Capital (Core capital plus general loan and valuation allowances less an adjustment for capitalized mortgage servicing rights) equaled $18.9 8.0% of risk weighted assets by $14.6 million.

At March 31, 1999, the Association was considered a "well capitalized" institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

The Company has undergone two examinations from its primary regulatory authority, the OTS. The Company received satisfactory ratings on both such exams. During the remainder of 1999, the Company will focus its Year 2000 efforts on customer awareness. The Company will be involved in training its employees to answer customer inquiries about Year 2000 issues and will continue to advise its customers about the Company's ongoing efforts.

The Company believes that the risk that the major data processing service provider will not be Year 2000 compliant is low. The Company has also received correspondence from all other third party software providers that indicate that all of such software will be Year 2000 compliant.

The Company has budgeted approximately $25,000 for its Year 2000 program. As of March 31, 1999, the Company has expensed or is aware of future expenditures totaling approximately $10,000.

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

                                 MARCH 31, 1999


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

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed herewith:

         Exhibit 11.0 - Computation of Earnings Per Share

         Exhibit 27.0 - Financial Data Schedule

     (b)  Reports on Form 8-K

         During the quarter ended March 31, 1999, the Company filed a report on Form 8-K on January 29, 1999, to report the issuance of a press release dated January 29, 1999, announcing the Company's intention to pay, on February 24, 1999, a cash dividend of $.05 per share for the quarter ended December 31, 1998, to stockholders of record on February 10, 1999.

         During the quarter ended March 31, 1999, the Company filed a report on Form 8-K on January 29, 1999, to report the issuance of a press release dated January 29, 1999, announcing the Company's earnings for the quarter ended December 31, 1998.

         During the quarter ended March 31, 1999, the Company filed a report on Form 8-K on January 29, 1999, to report the issuance of a press release dated January 29, 1999, announcing the Company's 5% stock repurchase program.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   East Texas Financial Services, Inc.


Date:  May 11, 1999                /s/ Gerald W. Free
                                   ------------------
                                   Vice Chairman, President and CEO
                                   (Principal Executive Officer)


Date:  May 11, 1999                /s/  Derrell W. Chapman
                                   -----------------------
                                   Vice President/COO/CFO
                                   (Principal Financial and Accounting Officer)