Form 10QSB
period 1999-06-30
EAST TEXAS FINANCIAL SERVICES INC
filed 1999-08-13
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended June 30, 1999

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

         The number of shares of the registrant's common stock ($.01 par value) outstanding as of June 30, 1999, was 1,392,853.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  June 30, 1999



                                      INDEX


Part I - Financial Information

     Item 1.  Financial Statements

         Consolidated Statements of Financial Condition, June 30, 1999 (Unaudited) and September 30, 1998

         Consolidated Statements of Income, (Unaudited) three months and nine months ended June 30, 1999, and June 30, 1998

         Consolidated Statement of Changes in Stockholders' Equity, (Unaudited) nine months ended June 30, 1999

         Consolidated Statements of Cash Flows, (Unaudited) nine months ended June 30, 1999, and June 30, 1998

         Notes to (Unaudited) Consolidated Financial Statements, June 30, 1999

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

                                  JUNE 30, 1999



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

                                   EAST TEXAS FINANCIAL SERVICES, INC.
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  ASSETS                                             June 30, 1999    September 30, 1998
                                                                     -------------    ------------------
                                                                      (Unaudited)
Cash and due from banks                                              $     700,340      $     592,363
Interest-bearing deposits with banks                                     2,995,408          1,104,695
Interest-earning time deposits with financial institutions               2,559,617          1,959,617
Federal funds sold                                                               0            129,187
Investment securities available-for-sale                                 3,509,689                  0
Mortgage-backed securities available-for-sale                           32,839,921         12,810,165
Investment securities held-to-maturity (estimated market
     value of $31,856,963 at June 30, 1999, and
     $30,115,954 at September 30, 1998)                                 31,996,016         29,766,844
Mortgage-backed securities held-to-maturity (estimated
     market value of $6,499,597 at June 30, 1999
     and $11,088,555 at September 30, 1998)                              6,380,517         10,940,500
Loans receivable, net of allowance for credit losses of $231,971
     at June 30, 1999 and $233,180 at September 30, 1998                63,309,037         61,119,047
Accrued interest receivable                                              1,156,568            978,378
Federal Home Loan Bank stock, at cost                                    2,138,800            789,100
Premises and equipment                                                   2,643,508          2,273,067
Foreclosed real estate, net of allowance of $-0-                                 0             34,500
Mortgage servicing rights                                                  268,071            216,879
Other assets                                                               638,086          1,303,120
                                                                     -------------      -------------

     Total Assets                                                    $ 151,135,578      $ 124,017,462
                                                                     =============      =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Demand deposits                                                 $   1,887,603      $   1,528,374
     Savings and NOW deposits                                           13,714,731         10,504,973
     Time deposits                                                      72,098,938         74,610,310
                                                                     -------------      -------------
           Total deposits                                               87,701,272         86,643,657

     FHLB advances                                                      42,282,763         14,945,852
     Advances from borrowers for taxes and insurance                       582,951            844,188
     Federal income taxes
           Current                                                         (37,562)               -0-
           Deferred                                                         99,305             31,618
     Accrued expenses and other liabilities                                646,622          1,168,453
                                                                     -------------      -------------
           Total liabilities                                           131,275,351        103,633,768
                                                                     -------------      -------------

                                   EAST TEXAS FINANCIAL SERVICES, INC.
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                               (continued)

                                                                     June 30, 1999    September 30, 1998
                                                                     -------------    ------------------
                                                                      (Unaudited)
Stockholders' equity:
     Preferred stock, $0.01 par value, 500,000
        shares authorized, none outstanding
     Common stock, $0.01 par value, 5,500,000 shares authorized,
        1,884,492 shares issued and 1,392,853 outstanding                   18,845             18,845
     Additional paid-in-capital                                         12,319,624         12,319,624
     Deferred compensation - RRP shares                                   (126,080)          (213,366)
     Unearned employee stock ownership plan shares                        (543,564)          (543,564)
     Unrealized gain/(loss) available-for-sale securities (net)            (15,406)           (64,974)
     Retained earnings (substantially restricted)                       13,730,902         13,661,392
     Treasury stock, 491,639 shares at cost                             (5,524,094)        (4,794,263)
                                                                     -------------      -------------

           Total stockholder's equity                                   19,860,227         20,383,694
                                                                     -------------      -------------

           Total liabilities and stockholders' equity                $ 151,135,578      $ 124,017,462
                                                                     =============      =============

The accompanying notes are an integral part of the consolidated financial statements.

                                         EAST TEXAS FINANCIAL SERVICES, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months                      Nine Months
                                                              Ended June 30,                   Ended June 30,
                                                               (Unaudited)                       (Unaudited)
                                                          1999            1998              1999             1998
                                                     -----------      -----------      -----------      -----------
INTEREST INCOME Loans receivable:
     First Mortgage                                  $ 1,099,806      $ 1,137,446      $ 3,327,777      $ 3,424,340
     Consumer and other loans                            101,023           60,995          260,141          131,083
   Securities available for sale:
     Investment securities                                 4,030           11,546           56,220           41,859
     Mortgage-backed securities                          416,196          145,433          992,788          314,507
   Securities held to maturity:
     Investment securities                               564,969          422,663        1,450,009        1,223,087
     Mortgage-backed securities                          115,175          243,422          432,185          839,190
Deposits with banks                                       31,185           58,664          115,181          190,550
                                                     -----------      -----------      -----------      -----------

       Total interest income                           2,332,384        2,080,169        6,634,301        6,164,616
                                                     -----------      -----------      -----------      -----------


INTEREST EXPENSE

   Deposits                                            1,051,220        1,096,740        3,180,472        3,325,875
   FHLB advances                                         475,237          167,030        1,032,074          350,878
                                                     -----------      -----------      -----------      -----------

       Total interest expense                          1,526,457        1,263,770        4,212,546        3,676,753
                                                     -----------      -----------      -----------      -----------

       Net interest income before
          provision for loan losses                      805,927          816,399        2,421,755        2,487,863

   Provision for loan losses                                   0                0                0                0
                                                     -----------      -----------      -----------      -----------

       Net interest income after
         provision for loan losses                       805,927          816,399        2,421,755        2,487,863
                                                     -----------      -----------      -----------      -----------
NONINTEREST INCOME
   Gain(loss) on sale of interest-earning assets          22,437           37,230          127,502          100,675
   Loan origination and commitment fees                   17,930           14,245           64,988           56,015
   Loan servicing fees                                    23,667           19,874           53,400           68,798
   Gain on foreclosed real estate                           (352)          (6,911)             (50)          (6,351)
   Other                                                  16,543           13,692           76,792           35,330
                                                     -----------      -----------      -----------      -----------

       Total noninterest income                           80,225           78,130          322,632          254,467
                                                     -----------      -----------      -----------      -----------

                                         EAST TEXAS FINANCIAL SERVICES, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                    (continued)

                                                               Three Months                      Nine Months
                                                              Ended June 30,                   Ended June 30,
                                                               (Unaudited)                       (Unaudited)
                                                          1999            1998              1999             1998
                                                     -----------      -----------      -----------      -----------
NONINTEREST EXPENSE
   Compensation and benefits                             543,784          463,006        1,572,468        1,415,800
   Occupancy and equipment                               195,827           47,084          310,718          140,843
   SAIF deposit insurance premium                        (27,533)          14,417           (1,069)          42,862
   Loss on foreclosed real estate                              0                0            2,069                0
   Other                                                  88,250          173,060          402,571          470,015
                                                     -----------      -----------      -----------      -----------

       Total noninterest expense                         800,328          697,567        2,286,757        2,069,520
                                                     -----------      -----------      -----------      -----------

Income (loss) before provision for income taxes           85,824          196,962          457,630          672,810

Income tax expense (benefit)                              36,974           73,913          175,630          247,662
                                                     -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                    $    48,850      $   123,049      $   282,000      $   425,148
                                                     ===========      ===========      ===========      ===========



Earnings per common share                            $       .04      $       .09      $       .21      $       .29
Earnings per common share - assuming dilution                .04              .08              .21              .28

The accompanying notes are an integral part of the consolidated financial statements.

                                                 EAST TEXAS FINANCIAL SERVICES, INC.
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)
                                                          NINE MONTHS ENDED
                                                            June 30, 1999


                                  Common Stock       Unearned     Unallocated    Unrealized
                                 and Additional        RRP            ESOP      Gain(loss) on     Retained       Treasury
                                 Paid in Capital      Shares         Shares    AFS Securities     Earnings         Stock
                                 ---------------      ------         ------    --------------     --------         -----
Balance September 30, 1998        $ 12,338,469      $(213,366)     $(543,564)     $(64,974)     $13,661,392     $(4,794,263)
Comprehensive income:
     Net Income                                                                                     282,000
     Unrealized holding gains                                                       49,568


Comprehensive income

Deferred compensation
     amortization                                      87,286
Purchase of treasury stock
     at cost                                                                                                       (729,831)
Payment of cash dividends                                                                           212,490
Balance June 30, 1999             $ 12,338,469      $(126,080)     $(543,564)     $(15,406)     $13,730,902     $(5,524,094)
                                  ============      =========      =========      ========      ===========     ===========

                                                     Total
                               Comprehensive      Stockholder'
                                    Income          Equity
                                    ------          ------
Balance September 30, 1998        $              $20,383,694
Comprehensive income:
     Net Income                     282,000          282,000
     Unrealized holding gains        49,568           49,568
                                  ---------

Comprehensive income              $ 331,568
                                  =========
Deferred compensation
     amortization                    87,286
Purchase of treasury stock
     at cost                                        (729,831)
Payment of cash dividends                            212,490
Balance June 30, 1999                             19,860,227
                                                  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                               EAST TEXAS FINANCIAL SERVICES, INC.
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)

                                                                      For the Nine Months Ended
                                                                               June 31,
                                                                       1999             1998
                                                                   -----------      -----------
Cash flows from operating activities:
     Net income                                                    $   282,000      $   425,148
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of deferred loan origination fees                  5,042            3,660
         Amortization of premiums and discounts on investment
            securities, mortgage-backed securities, and loans          118,528          100,344
         Amortization of deferred compensation                          87,286           87,286
         Compensation charge related to release of ESOP shares          50,319           94,014
         Depreciation                                                   83,647           72,410
         Deferred income taxes                                          39,381          (81,255)
         Stock dividends on FHLB stock                                 (56,100)         (41,800)
         Origination of mortgage servicing rights                     (106,128)         (80,916)
         Amortization of mortgage servicing rights                      54,936           32,592
         Net (gain) loss on sale of:
              Securities held to maturity                                    0                0
              Foreclosed real estate                                     2,069                0
              Fixed assets                                                   0                0
              Net loss on disposal of fixed assets                           0            3,889
              Other assets                                                   0                0
              Loans                                                    (21,374)         (19,759)
              Loans held for sale                                            0                0
         Proceeds from loan sales                                    8,751,313        6,805,150
         Originations of loans held for sale                                 0                0
         Proceeds from sale of fixed assets                                  0                0
         (Increase) decrease in:
              Accrued interest receivable                             (178,190)         (51,399)
              Other assets                                             665,034         (490,540)
              Accrued loan loss                                          1,208                0
         Increase (decrease) in:
              Federal income tax payable                               (37,562)          89,741
              Accrued expenses and other liabilities                  (521.831)        (733,960)
         Capitalized interest on time deposits                               0                0

Net cash provided (used) by operating activities                     9,219,578        6,214,605
                                                                   -----------      -----------

The accompanying notes are an integral part of the financial statements.

                                      EAST TEXAS FINANCIAL SERVICES, INC.
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)
                                            For the Nine Months End
                                                   June 30,

                                                                                 1999               1998
                                                                             -------------      -------------
Cash flows from investing activities
     Purchases of interest earning time deposits                             $    (600,000)     $   (295,617)
     Net decrease (increase) in fed funds sold                                     129,187           753,847
     Purchases of obligations - U.S. Govt. and agencies
        held to maturity                                                       (11,986,719)      (15,031,688)
     Proceeds from maturity of time deposits                                             0           295,573
     Proceeds from sale of securities held to maturity                                   0                 0
     Proceeds from maturities of obligations - U.S. Govt
        and agencies held to maturity                                            9,725,000         9,000,000
     Proceeds from sale of obligations of U.S. Govt
        and agencies held to maturity                                                    0                 0
     Proceeds from redemption of FHLB stock                                                          270,100
     Purchases of FHLB stock                                                    (1,293,600)                0
     Purchases of investment securities available-for-sale                      (3,561,793)                0
     Purchases of mortgage-backed securities available-for-sale                (24,545,208)       (7,598,697)
     Purchases of mortgage-backed securities held to maturity                            0                 0
     Principal payments on mortgage-backed securities available for sale         4,571,801         1,686,740
     Principal payments on mortgage-backed securities held to maturity           4,544,859         5,601,036
     Net originations and principal collections on loans                       (10,977,321)      (11,615,043)
     Capitalized acquisition cost related to foreclosed real estate                      0            (2,737)
     Proceeds from sale of foreclosed real estate                                   32,432             2,594
     Proceeds from sale of fixed assets                                                  0                 0
     Expenditures for premises and equipment                                      (454,202)           (3,700)
                                                                             -------------      ------------

Net cash provided (used) by investing activities                               (34,415,564)      (16,937,592)
                                                                             -------------      ------------

Cash flows from financing activities: Net increase (decrease) in:
         Non-interest bearing deposits, savings, NOW accounts                    3,568,987         1,174,753
                Time deposits                                                   (2,511,372)       (2,051,617)
         FHLB Advances                                                         250,300,669        77,701,500
         Repayment of FHLB Advances                                           (222,963,758)      (69,574,472)
         Advances from borrowers for taxes and insurance                          (261,237)         (266,052)
     Dividends paid to stockholders                                               (208,782)         (177,111)
     Purchase of treasury stock                                                   (729,831)                0
     Proceeds from sale of common stock                                                  0                 0
                                                                             -------------      ------------

Net cash provided (used) by financing activities                                27,194,676         6,807,001
                                                                             -------------      ------------

Net increase (decrease) in cash and cash equivalents                             1,998,690        (3,915,986)

Cash and cash equivalents at beginning of the period                             1,697,058         6,931,133
                                                                             -------------      ------------

Cash and cash equivalents at end of the period                               $   3,695,748      $  3,015,147
                                                                             =============      ============

                                      EAST TEXAS FINANCIAL SERVICES, INC.
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)
                                            For the Nine Months End
                                                   June 30,
                                                 (continued)

                                                                                 1999               1998
                                                                             -------------      -------------
Supplemental disclosure:
     Cash paid for:
         Interest on deposits                                                $   1,671,547      $  1,652,209
         Income taxes                                                        $     149,969      $      4,589

     Transfers from loans to real estate
        acquired through foreclosures                                        $           0      $    244,229

     Loans charged off to loan loss reserves                                 $       1,280      $     39,181

     Recoveries credited to loan loss reserves                               $          72      $          0

The accompanying notes are an integral part of the consolidated financial statements

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY


             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999




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

NOTE 2 - EARNINGS PER SHARE

Earnings per common share for the three months and nine months ended June 30, 1999 and 1998, has been computed based on net income divided by the weighted average number of common shares outstanding during the period. For the three months ended June 30, 1999 and 1998, the weighted average number of shares outstanding totaled 1,311,317 and 1,441,868, shares respectively. For the nine months ended June 30, 1999 and 1998, the weighted average number of shares outstanding totaled 1,346,919 and 1,441,868 shares respectively.

Earnings per common share - assuming dilution, for the three months and nine months ended June 30, 1999 and 1998, has been computed based on net income divided by the weighted average number of common shares outstanding. In addition, it includes the effects of all dilutive potential common shares that were outstanding during the period. For the three months ended June 30, 1999 and 1998, the weighted average number of shares outstanding for earnings per share assuming dilution totaled 1,338,365 and 1,499,546, shares respectively. For the nine months ended June 30, 1999 and 1998, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,365,419 and 1,495,531, shares respectively.

For both earnings per share and earnings per common share - assuming dilution and as prescribed by the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employer's Accounting for Employees Stock Ownership Plans, the weighted average number of shares outstanding does not include unallocated Employee Stock Ownership Plan ("ESOP") shares.

See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three month and nine month periods ended June 30, 1999 and 1998.

NOTE 3 - SECURITIES

The carrying values and estimated market values of investment securities available-for-sale as of June 30, 1999, by type of security are as follows:

                       Principal       Unamortized      Unearned          Unrealized          Carrying
                        Balance         Premiums        Discounts         Gain/(Loss)           Value
                       ----------        -------        --------         -----------         ----------
Fixed Rate             $3,500,000        $69,089        $ 13,602         $   (45,798)        $3,509,689

Adjustable Rate                 0              0               0                   0                  0
                       ----------        -------        --------         -----------         ----------

                       $3,500,000        $69,089        $ 13,602         $   (45,798)        $3,509,689
                       ----------        -------        --------         -----------         ----------

The weighted average yield on the investment security available-for-sale portfolio was 6.06% for the quarter ended June 30, 1999.

The amortized cost and estimated market values of investment securities held-to-maturity as of June 30, 1999, are as follows:

                                                           Gross              Gross         Estimated
                                      Amortized         Unrealized         Unrealized         Market
                                         Cost              Gains             Losses            Value
                                     -----------        --------        -----------        -----------
Debt securities:
      U. S. Treasury                 $ 1,499,930        $  6,111        $         0        $ 1,506,041

      U. S. government agency
                                      30,496,086          50,246            195,410         30,350,922
                                     -----------        --------        -----------        -----------
           Total debt
           securities                $31,996,016        $ 56,357        $   195,410        $31,856,963
                                     -----------        --------        -----------        -----------

The amortized cost and estimated market values of investment securities held-to-maturity as of June 30, 1999, by contractual maturity are shown below:

                                                                       Estimated
                                                   Amortized            Market
                                                      Cost               Value
                                                  -----------        -----------

 Due in one year or less                          $ 5,509,478        $ 5,544,534

 Due after one year through two
 years                                              3,995,467          4,016,768

 Due after two years through three years            1,000,000            989,530

 Due after three years through five years          21,491,071         21,306,131
                                                  -----------        -----------

         Total debt securities                    $31,996,016        $31,856,963
                                                  -----------        -----------

As of June 30, 1999, approximately $22,500,000 of the securities had call options exercisable at the discretion of the issuer. Such call dates varied between September 1999 and June 2001.

As of June 30, 1999, the weighted average yield on the Company's investment security held-to-maturity portfolio was approximately 6.00% while the Company's overall investment portfolio, including securities held-to-maturity, investment securities available-for-sale, overnight deposits and interest earning time deposits with other financial institutions was approximately 5.90%.

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of June 30, 1999, by type of security are as follows:

                      Principal          Unamortized          Unearned          Unrealized           Carrying
                       Balance             Premiums           Discounts          Gain/(Loss)            Value
                       -----------        -----------        -----------        -------------       ------------
Fixed Rate             $ 1,478,332        $         0        $     9,306        $    (16,224)        $ 1,452,802

Adjustable Rate         31,082,565            267,392              1,517              38,679          31,387,119
                       -----------        -----------        -----------        ------------         -----------

                       $32,560,897        $   267,392        $    10,823        $     22,455         $32,839,921
                                          -----------        -----------        -----------         ------------

The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of June 30, 1999, by type of security are as follows:

                        Principal    Unamortized          Unearned        Unrealized          Carrying
                         Balance        Premiums         Discounts        Gain/(Loss)           Value
                       ----------       --------        -----------       ----------        ----------
Fixed Rate             $  363,836        $     0        $      179        $  363,657        $  363,881


Adjustable Rate         5,968,914         55,350             7,404         6,016,860         6,135,716
                       ----------        -------        ----------        ----------        ----------

                       $6,332,750        $55,350        $    7,583        $6,380,517        $6,499,597
                       ----------        -------        ----------        ----------        ----------

The overall yield on the Company's mortgage-backed securities portfolios as of June 30, 1999, was approximately 5.91%.

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

SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company anticipates changing the disclosure requirements of its defined benefit pension plan as a result of the statement. The Company has no other postretirement benefit plans. The Company adapted the statement as required.

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
                                                                     =======

On March 25, 1998, the Company completed a 3 for 2 stock split in the form of a 50% dividend. As a result of the split, the number of outstanding options, option price, options exercisable at year end, and shares available for future grants were adjusted as follows:

Options outstanding
     Balance, September 30, 1997                                      150,411
         Granted                                                          -0-
         Exercised at $9.42 per share                                 (1,568)
         Forfeited and expired                                            -0-
     Balance, September 30, 1998                                      148,843
                                                                      =======

Options exercisable at June 30, 1999 under stock option plan           86,807
                                                                      =======

Shares available for future grants                                     27,162

During the nine months ended June 30, 1999, no options were exercised, issued, or forfeited.

NOTE 6 - ADVANCES FROM FEDERAL HOME LOAN BANK

The outstanding advances from the FHLB consisted of the following at June 30, 1999:

                  Maturity                     Balance                   Rate
                  --------                     -------                   ----
                  07/06/1999                $    1,959,759               4.85%
                  07/06/1999                $    8,000,000               4.85%
                  07/06/1999                $    3,000,000               4.85%
                  07/06/1999                $   22,270,000               4.85%
                  12/31/2004                $      255,024               6.09%
                  01/03/2005                $      116,215               6.03%
                  01/01/2013                $      469,788               6.09%
                  01/01/2013                $      446,389               6.13%
                  02/01/2013                $      442,958               5.91%
                  03/03/2014                $    1,026,861               5.45%
                  04/01/2014                $      988,197               5.97%
                  05/01/2014                $    1,346,772               5.66%
                  06/01/2014                $    1,024,800               5.90%
                  07/01/2014                $      936,000               6.38%

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by all stock and deposit accounts in the FHLB, mortgage collateral, securities collateral, and other collateral.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  June 30, 1999


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

FINANCIAL CONDITION

Total assets were $151.1 million at June 30, 1999, a $27.1 million increase from the $124.0 million reported at September 30, 1998, the Company's most recent fiscal year end. The increase in total assets was the result of a $20.0 million increase in mortgage-backed securities available-for-sale, a $3.5 million increase in investment securities available-for-sale, a $2.2 million increase in investment securities held-to-maturity, a $2.5 million increase in interest-earning deposits with banks and a $2.2 million increase in loans receivable. The increases were partially offset by a $4.6 million decline in mortgage-backed securities held to maturity.

At June 30, 1999, loans receivable totaled $63.3 million, compared to $61.1 million at September 30, 1998. The increase in loans receivable was primarily the result of the Company's decision to continue to place all of it's 15 year and shorter maturity mortgage loans into portfolio. In addition, the Company's commercial and consumer loan portfolio increased by approximately $2.0 million from September 1998 to June 1999. The increase was a result of the Company's decision , in April 1999, to begin offering consumer and commercial loans.

The Company continued to offer home equity loans and as of June 30, 1999, the Company had approximately $3.6 million in home equity and home improvement loans outstanding.

The increase in the mortgage-backed securities available-for-sale portfolio was primarily the result of the Company's decision to continue its program of borrowing funds from the FHLB and investing the proceeds into mortgage-backed and similar securities in an effort to achieve a positive margin on the transaction. At June 30, 1999, the portfolio totaled $32.8 million, compared to $12.8 million at September 30, 1998. At June 30, 1999, the average yield on the securities in the program was approximately 5.72% while the cost of the FHLB advance was approximately 4.85%, resulting in a pre-tax interest rate spread of 87 basis points.

Subject to favorable interest rates, the Company intends to continue the plan of borrowing funds from the Federal Home Loan Bank ("FHLB") and invest the proceeds in adjustable rate mortgage-backed securities to be held in an available-for-sale accounting classification. The purpose of the program is to leverage a portion of the Company's excess capital and to achieve a rate of return on the difference in the rate earned on the securities and the cost of the advances. The success of the program will be dependent upon several factors, including the Company's ability to purchase adjustable rate securities that will maintain a positive margin above the FHLB advance rates. The Company intends to primarily borrow funds from the FHLB with terms of approximately thirty days and invest in mortgage-backed securities with interest rate adjustment frequencies that vary between one month and one year.

The investment security available-for-sale portfolio consists of corporate debt securities. The corporate debt securities have a fixed rate and term. The Company invests only in investment grade corporate debt with varying maturities and ratings. All corporate debt securities have maturities of less than or equal to five years. The yield on the investment security available-for-sale portfolio was 6.06% at June 30, 1999.

At June 30, 1999, the investment securities held-to-maturity portfolio totaled $32.0 million, compared to $29.8 million at September 30, 1998. At June 30, 1999, the overall yield on the portfolio was approximately 6.00%, compared to 6.01% at September 30, 1998. At June 30, 1999, the portfolio contained $5.5 million in securities with remaining terms until maturity of less than one year, $4.0 million with remaining maturities of one through two years, $1.0 million with remaining maturities of two through three years and $21.5 million with remaining maturities of three through five years. Approximately $22.5 million of the investment securities are callable at the discretion of the issuer, and the call dates range from September 1999 to June 2001.

The Company's mortgage-backed securities held-to-maturity portfolio totaled $6.3 million at June 30, 1999, compared to $10.9 million at September 30, 1998. The decrease in mortgage-backed securities held-to-maturity was primarily due to principal payments received on the portfolio during the period. Continued lower long-term interest rates could continue to influence borrower decisions to refinance the adjustable rate mortgage loans underlying the Company's mortgage-backed securities held-to-maturity portfolio. The result would be a continued decrease in the balances reported in this asset category. The weighted average yield on the portfolio was approximately 6.96% at June 30, 1999.

Total deposits were $87.7 million at June 30, 1999, a $1.1 million increase from the $86.6 million reported at September 30, 1998. The Company's cost of deposits was approximately 4.90% at June 30, 1999, and the overall cost of funds, including FHLB advances, was approximately 4.94%.

The Company reported $42.2 million in borrowed funds at June 30, 1999, an increase of $27.3 million from the $14.9 million reported at September 30, 1998. Approximately $32.8 million of the borrowed funds were used to invest in mortgage-backed securities available-for-sale as part of the Company's wholesale funded arbitrage program. The advance had a remaining term of less than 30 days and had an interest rate of 4.85%. Approximately $7.7 million was used to fund the wholesale loan arbitrage of 15 year loans at an average rate of 5.06%, with the remaining $1.7 million in advances used to fund a portion of the Company's commercial real estate loan portfolio at a weighted average cost of approximately 6.05%.

Stockholders' equity totaled $19.8 million at June 30, 1999, a decrease of $620,000 from the $20.4 million reported at September 30, 1998. The decrease was primarily attributable to the $730,000 increase in treasury stock, the payment of cash dividends in the amount of $212,000 and a $50,000 decrease in net unrealized losses on securities available-for-sale. The decrease was partially offset by net income of $282,000 reported for the nine months ended June 30, 1999, and a $87,000 decrease in deferred compensation.

At June 30, 1999, the Company reported a book value per share of $14.26 based on 1,392,853 net outstanding shares. During the nine months ended June 30, 1999, the Company repurchased 71,203 shares of treasury stock at an average price of $10.25 per share. The result was an increase in the number of shares held as treasury stock to 491,639 at an average cost of $11.24 per share.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999
         AND JUNE 30, 1998

General. Net income for the three months ended June 30, 1999 was $48,850 or $.04 per share, a decrease of $74,199 from the $123,049 or $.09 per share reported for the three months ended June 30, 1998. The decrease in net income was attributable to a $10,000 decline in net interest income after provision for loan losses and a $103,000 increase in total non-interest expense. The decline in net interest income and the increase in noninterest expense was partially offset by a $2,000 increase in noninterest income and a $37,000 decrease in income tax expense.

Net Interest Income. For the quarter ended June 30, 1999, net interest income before provision for loan losses totaled $806,000, a decrease of $10,000 from the $816,000 reported for the quarter ended June 30, 1998. On an annualized basis, the $806,000 in net interest income for the current quarter was approximately 2.44% of average interest earning assets and 2.34% of average total assets. For the quarter ended June 30, 1998, the $816,000 in net interest income was approximately 2.83% of average interest earning assets and 2.74% of average total assets. Average interest earning assets were approximately $137.4 million for the quarter ended June 30, 1999, compared to $115.4 million for the quarter ended June 30, 1998.

The decline in net interest income, despite the fact that average interest earning assets increased by approximately $16.7 million, was primarily the result of continued period of minimal differences in short term and long term interest rates. Cash flow from the Company's interest earning assets has increased over the past several quarters as mortgage borrowers have elected to refinance their mortgages. In addition, scheduled maturities and call options of the investment securities portfolios have also provided additional challenges for reinvesting cash flow in this current interest rate environment. The result has been, despite growth in interest-earning assets, a yield on the Company's average interest-earning assets that declined from 7.08% for the quarter ended June 30, 1998 to 6.79% for the quarter ended June 30, 1999 as the cash flow has been reinvested at lower interest rates.

Interest rates on the Company's primary source of funds, certificates of deposit, have not decreased as rapidly as interest rates have fallen. Continued competition for deposits in the Company's market has compelled the Company to continue to pay higher interest rates in order to maintain current deposit levels. For the quarter ended June 30, 1999, the $1.1 million in interest expense on deposits was, on an annualized basis, approximately 4.81% of average interest costing deposits, compared to 4.99% for the same quarter in 1998. On an annualized basis, the $1.5 million in total interest expense, reported for the quarter ended June 30, 1999, was approximately 5.01% of average interest costing liabilities outstanding for the quarter. For the quarter ended June 30, 1998, the $1.3 million in total interest expense was approximately 5.08% of average interest costing liabilities.

Total interest income was $2.3 million for the quarter ended June 30, 1999, an increase of $252,000 from the $2.1 million reported for the same quarter in 1998. Interest income on loans-receivable totaled $1.2 million or 7.68% of average loans receivable balances outstanding for the quarter ended June 30, 1999. For the three months ended June 30, 1998, interest income on loans-receivable was approximately 7.80% of average loans receivable balances. The Company recently implemented a wholesale loan arbitrage program. The program, designed to leverage a portion of the Company's excess capital, allows the Company to portfolio 15-year loans with lower interest rates. The loans are funded with a combination of long-term amortizing and short term advances from the FHLB. As a result, the Company has been able to increase its loans receivable portfolio and maintain interest income from loans receivable despite lower mortgage rates. The growth has been at marginal yields at less than the average in the portfolio and the result has been a decline in the average yield on the portfolio. However, the goal of the program is to increase overall net interest income.

Interest income from mortgage-backed securities available-for sale totaled $417,000 for the three months ended June 30, 1999, compared to $145,000 for the three months ended June 30, 1998. The increase in interest income is a direct result of the increase in the average balance outstanding during the comparable quarters from $9.6 to $27.5 million. Interest income from this portfolio is part of the Company's plan to borrow funds from the FHLB and invest in mortgage-related securities in an effort to achieve a margin on the difference in the investment yield and the cost of the borrowings from the FHLB. The yield on the portfolio was approximately 5.72% at June 30, 1999. [See "Financial Condition"]

Interest income from the investment securities held-to-maturity portfolio totaled $565,000 for the three months ended June 30, 1999, compared to $423,000 for the same quarter in 1998. The increase was primarily the result of an increase in the average balance outstanding in the portfolio from $27.1 million for the three months ended June 30, 1998 to $29.5 million for the three months ended June 30, 1999.

Interest income from the mortgage-backed securities held-to-maturity portfolio totaled $115,000 for the three months ended June 30, 1999, compared to $243,000 for the same period in 1998. Continued cash flow from prepayments on the adjustable rate securities in the portfolio was redirected into the Company's lending operations and its investment securities held-to-maturity portfolio to replace matured or called investment securities. The result was a decline in interest income from the portfolio.

Interest paid to depositors totaled $1.1 million for the three months ended June 30, 1999, down $46,000 from the $1.1 million for the three months ended June 30, 1998. Average deposit balances declined $403,000 from $87.8 million for the quarter ended June 30, 1998 to $87.4 million for the quarter ended June 30, 1999.

Interest on FHLB advances was $475,000 for the three months ended June 30, 1999, compared to $167,000 for the same period in 1998. The increase was a direct result of the continued increase in total FHLB advances in the Company's wholesale investment security arbitrage and its program to match fund 15 year loans with advances.

Provision For Loan Losses. The Company made no provision for loan losses for the quarter ended June 30, 1999 or for the quarter ended June 30, 1998. [See - "Asset Quality"]

Noninterest Income. Noninterest income totaled $80,000 for the three months ended June 30, 1999, compared to $78,000 for the same period in 1998, a $2,000 increase.

The increase was primarily the result of a $4,000 increase in loan origination and commitment fees and a $4,000 increase in loan servicing fees. Gains on sales of interest earnings assets declined to $22,000 for the three months ended June 30, 1999, from $37,000 for the three months ended June 30, 1998. Fewer loans were sold into the secondary market as the Company implemented its program of portfolioing all 15-year and shorter loans.

Noninterest Expenses. Noninterest expenses totaled $800.000 for the three months ended June 30, 1999, compared to $698,000 for the three months ended June 30, 1998.

The increase in noninterest expense was the result of an $81,000 increase in compensation and benefits expense from $463,000 for the three months ended June 30, 1998 to $544,000 for the three months ended June 30, 1999. Also, there was a $149,000 increase in occupancy and equipment expense from $47,000 for the three months ended June 30, 1998 to $196,000 for the three months ended June 30, 1999. The increase in both compensation and benefits expense and occupancy and equipment expense were the result of additional compensation for the staffing of a new full-service office opened for business during the current year. Also, additional expenses associated with the funding of the Company's defined benefit pension plan and additional expenses associated with the Company's Employee Stock Ownership Plan accounted for a portion of the increase in compensation and benefits expense. The Company estimates that the additional expenses associated with the opening of the new office and expenses associated with introducing additional banking products are approximately $35,000 per month. Based on projected net interest income margins and noninterest income, the Company believes that the new office location will become profitable at approximately $15 million in assets. At June 30, 1999 the new location had approximately $3 million in assets and commitments to loan an additional $4 million.

Provision For Income Taxes. The Company incurred federal income tax expense of $37,000 or 42.9% of pre-tax income for the three months ended June 30, 1999, compared to $74,000 or 37.5% of pre-tax income for the three months ended June 30, 1998.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1999
         AND JUNE 30, 1998

General. For the nine months ended June 30, 1999, the Company reported net income of $282,000 or $.21 per common share and $.21 per common share - assuming dilution, compared to $425,000 or $.29 per common share and $.28 per common share - assuming dilution for the nine months ended June 30, 1998. The decrease in net income was attributable to a $66,000 decline in net interest income after provisions for loan losses and a $217,000 increase in noninterest operating expenses, which were partially offset by a $68,000 increase in noninterest income and a $72,000 decrease in income tax expense.

Net Interest Income. For the nine months ended June 30, 1999, net interest income after provisions for loan losses totaled $2.4 million, a decrease of $66,000 from the $2.5 million reported for the nine months ended June 30, 1998. On an annualized basis, the $2.4 million in net interest income after provisions for loan losses for the current period was approximately 2.44% of average interest earning assets and 2.35% of average total assets. For the nine months ended June 30, 1998, the $2.5 million in net interest income after provisions for loan losses was approximately 2.87% of average interest earning assets and 2.78% of average total assets on an annualized basis. Average interest earning assets were approximately $132.1 million for the nine months ended June 30, 1999, compared to $115.4 million for the nine months ended June 30, 1998.

Total interest income was $6.6 million or 6.69%, on an annualized basis, of average interest earning assets for the nine months ended June 30, 1999, compared to $6.2 million or 7.12% of average interest earning assets for the nine months ended June 30, 1998. The increase in total interest income is attributable to the increase in average outstanding balance of interest earning assets. The decline in average yield on interest earning assets was a result of continued lower interest rates and a continued narrowing of the difference in short and long term interest rates. Cash flow from the Company's interest earning assets are being redeployed in lower yielding assets in the current interest rate and the result is a decline in the average yield on the Company's interest earning asset portfolio.

Interest income on loans receivable totaled $3.6 million for the nine months ended June 30, 1999, unchanged from the $3.6 million reported for the nine months ended June 30, 1998. The continued level of interest income on loans receivable, despite a decline in the average yield on the portfolio, was a direct result of the increase in balances outstanding in the portfolio as the Company continued its policy of placing into portfolio the majority of the loans it originates. Average loans receivable increased to $62.2 million for the nine months ended June 30, 1999 from $59.4 million for the nine months ended June 30, 1998. For the nine months ended June 30, 1999, the $3.6 million in interest income on loans receivable, on an annualized basis, was approximately 7.65% of average loans receivable, compared to 7.98% for the nine months ended June 30, 1998.

Interest income from mortgage-backed securities available-for sale totaled $993,000 for the nine months ended June 30, 1999, compared to $315,000 for the nine months ended June 30, 1998. Interest income from this portfolio is part of the Company's program, begun in June of 1997, to borrow funds from the FHLB and invest in mortgage-related securities in an effort to achieve a positive margin on the difference in the investment yield and the cost of the borrowings. At June 30, 1999, the Company had approximately $32.8 million invested in the program. [See "Financial Condition"]

Interest income on investment securities held-to-maturity totaled $1.5 million for the nine months ended June 30, 1999, compared to $1.2 million for the nine months ended June 30, 1998. The increase in interest income on the portfolio was the result of a $4.8 million increase in the average balance outstanding, as the Company diverted excess cash flow into these securities. For the nine months ended June 30, 1999, the $1.5 in interest income, on an annualized basis, was approximately 6.26% of the average balance outstanding, compared to 6.26% for the $1.2 million reported for the nine months ended June 30, 1998.

Interest income on mortgage-backed securities held-to-maturity was $432,000 for the nine months ended June 30, 1999, compared to $839,000 for the nine months ended June 30, 1998. The decline in interest income on the portfolio was primarily the result of a decline in the average balance outstanding in the portfolio from $15.3 million for the nine months ended June 30, 1998 to $8.7 million for the nine months ended June 30, 1999. The Company redirected cash flow from the portfolio into its lending operations, its investment securities available-for-sale portfolio, and its investment securities held-to-maturity portfolio. The adjustable rate feature of the underlying loans in the securities, the higher coupon rates on such loans, and lower rates of interest on fixed interest mortgage loans have caused borrowers on the underlying loans to seek out opportunities to refinance their mortgages. The result has been an increase in the cash flow from the portfolio, which resulted in the decline in the average balances in the portfolio.

Interest expense was $4.2 million for the nine months ended June 30, 1999, an increase of $536,000 from the $3.7 million reported for the nine month period ended June 30, 1998. An increase in average interest costing liabilities, including advances from the FHLB, from $96.4 million for the nine months ended June 30, 1998 to $115.8 million for the nine months ended June 30, 1999 primarily accounted for the increase in interest expense. The $4.2 million in interest expense reported for the nine month period ended June 30, 1999 was, on an annualized basis, approximately 4.85% of average interest costing liabilities, compared to the $37 million or 5.09% of average interest costing liabilities for the same period in 1998.

Noninterest Income. Noninterest income was $323,000 for the nine months ended June 30, 1999, compared to $254,000 for the nine months ended June 30, 1998. The increase in income was directly attributable to additional gains on sales of interest earning assets, additional loan origination fees, and other income. The increase in other income was a result of a one time collection of a deficiency judgment on a previously foreclosed real estate owned property of approximately $30,000.

Gains on sales on interest earning assets totaled $128,000 for the nine month period ended June 30, 1999, compared to $101,000 for the nine months ended June 30, 1998. Loan origination and commitment fees were $65,000 for the nine months ended June 30, 1999, compared to $56,000 for the nine months ended June 30, 1998. The increases were directly attributable to additional lending activity of the Company during the current period and to the fact that during the first three months of the nine month period ended June 30, 1999, the Company sold more loans into the secondary market than during the comparable period in 1998.

Offsetting the increases in noninterest income was a $15,000 decline in loan servicing fees from $69,000 for the nine months ended June 30, 1998 to $53,000 for the nine months ended June 30, 1999. The decline in loan servicing fees resulted as the Company charged-off previously recorded origination mortgage servicing rights income as loans sold and serviced were refinanced.

Noninterest Expense. Noninterest expense was reported as $2.3 million for the nine month period ended June 30, 1999, a $217,000 increase from the $2.1 million reported for the nine months ended June 30, 1998.

The increase in noninterest expense was primarily the result of a $157,000 increase in compensation and benefits expense from $1.4 million for the nine months ended June 30, 1998 to $1.6 million for the nine months ended June 30, 1999. The increase in compensation and benefits expense was the result of additional compensation for additional staff employed at the Company's new office location. Also, additional expenses associated with the funding of the Company's defined benefit pension plan and additional expenses associated with the Company's Employee Stock Ownership Plan accounted for a portion of the increase.

Occupancy and equipment expense totaled $311,000 for the nine months ended June 30, 1999, compared to $141,000 for the nine months ended June 30, 1998. The increase was attributable to additional expenses associated with the opening of the new full-service office.

Provision For Income Taxes. The Company incurred federal income tax expense of $176,000 or 38.4% of pre-tax income for the nine months ended June 30, 1999, compared to $248,000 or 36.8% of pre-tax income for the nine months ended June 30, 1998.

ASSET QUALITY

At June 30, 1999, the Company's non-performing assets totaled $387,000 or .26% of total assets, compared to $228,000 or .18% of total assets at September 30, 1998. At June 30, 1999, non-performing assets were comprised of fourteen (14) loans, the largest of which was $104,000, secured by a single family dwelling.

Non-performing loans at June 30, 1999 equaled $387,000 or .61% of loans receivable, compared to $228,000 or .37% of loans receivable at September 30, 1998.

Classified assets totaled $596,000 or .39% of total assets at June 30, 1999, compared to $570,000 or .46% of total assets at September 30, 1998.

Classified assets and non-performing assets differ in that classified assets may include loans less than ninety (90) days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. All classified assets at June 30, 1999, were deemed to be "substandard". No assets were classified "doubtful" or "loss" as of such date.

The Company's allowance for loan losses totaled $232,000 at June 30, 1999, a slight decrease from the $233,000 at September 30, 1998. The allowance for loan losses as a percentage of loans receivable equaled .37% at June 30, 1999 and
 .38% at September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits from customers, advances from the FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities, sales of loans and operations.

Current Office of Thrift Supervision regulations require the Association to maintain, at a minimum, cash and eligible investments, in an amount of not less than 4.0% of net withdrawable savings accounts and borrowings payable on demand or in one year or less. Liquid assets include cash on hand, unpledged demand deposits, certain time deposits, and, U. S Government and agency obligations. The Association maintains a liquid asset ratio above the minimum required level of the Office of Thrift Supervision. At June 30, 1999, the Association's liquid asset ratio equaled 36.6%.

The Association uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At June 30, 1999, the Association had outstanding commitments to extend credit on $5.2 million of real estate loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $19.9 million at June 30, 1999, a decrease of $523,000 from the $20.4 million reported at September 30, 1998. The decrease was the result of the $730,000 increase in treasury stock and the $212,000 cash dividend paid during the quarter. The decrease was offset by the $282,000 net income reported for the nine month period ended June 30, 1999, an $87,000 decrease in deferred compensation, and a $50,000 increase in unrealized losses on available-for-sale securities.

As of June 30, 1999, the Company's reported book value per share, using total stockholders' equity of $19.7 million (net of the cost of unallocated ESOP and RRP shares) and 1,392,853 outstanding shares of common stock (the total issued shares including unallocated ESOP and RRP shares, less treasury shares), equaled $14.26 per share.

Subsequent to the quarter ended June 30, 1999, the Company announced its intention to pay a cash dividend of $.05 per share on August 25, 1999, to stockholders of record at August 11, 1999.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Congress imposed a three part capital requirement for thrift institutions. At June 30, 1999, the Association's actual and required capital amounts under each of the three requirements were as follows:

- Tangible Capital (stockholders' equity) was $17.8 million or 11.8% of total assets, exceeding the minimum requirement of 1.5% by $15.5 million.

- Core Capital (Tangible capital plus certain intangible assets) was $17.9 million or 11.8% of total assets, exceeding the minimum requirement of 4.0% by $11.8 million.

- Risk-based Capital (Core capital plus general loan and valuation allowances less an adjustment for capitalized mortgage servicing rights) equaled $18.0 million of 30.9% of risk weighted assets, exceeding the minimum requirement of 8.0% of risk weighted assets by $13.4 million.

At  June  30,  1999,  the  Association  was  considered  a  "well   capitalized"
institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

The Company has undergone three examinations from its primary regulatory authority, the OTS. The Company received satisfactory ratings on all exams. During the remainder of 1999, the Company will focus its Year 2000 efforts on customer awareness and liquidity planning. The Company will be involved in training its employees to answer customer inquiries about Year 2000 issues and will continue to advise its customers about the Company's ongoing efforts.

The Company believes that the risk that the major data processing service provider will not be Year 2000 compliant is low. The Company has also received correspondence from all other third party software providers that indicate that all of such software will be Year 2000 compliant.

The Company has budgeted approximately $25,000 for its Year 2000 program. As of June 30, 1999, the Company has expensed or is aware of future expenditures totaling approximately $10,000.

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

                                  JUNE 30, 1999


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

     None.

Item 5.  Other Information.
         ------------------

     None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  The following exhibits are filed herewith:

         Exhibit 11.0 - Computation of Earnings Per Share

         Exhibit 27.0 - Financial Data Schedule

     (b)  Reports on Form 8-K

         During the quarter ended June 30, 1999, the Company filed a report on Form 8-K on May 4, 1999, to report the issuance of a press release dated April 30, 1999, announcing the Company's intention to pay, on May 26, 1999, a cash dividend of $.05 per share for the quarter ended March 31, 1999, to stockholders of record on May 12, 1999.

         During the quarter ended June 30, 1999, the Company filed a report on Form 8-K on May 4, 1999, to report the issuance of a press release dated April 30, 1999, announcing the Company's earnings for the quarter ended March 31, 1999.

         During the quarter ended June 30, 1999, the Company filed a report on Form 8-K on June 10, 1999, to report the issuance of a press release dated June 9, 1999, announcing the Company's intention to rescind the stock repurchase program announced January 29, 1999 and to announce a new stock repurchase program.

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   East Texas Financial Services, Inc.


Date:  August 11, 1999             /s/ Gerald W. Free
                                   ------------------
                                   Vice Chairman, President and CEO
                                   (Principal Executive Officer)


Date:  August 11, 1999             /s/  Derrell W. Chapman
                                   -----------------------
                                   Vice President/COO/CFO
                                   (Principal Financial and Accounting Officer)