Form 10KSB
period 1999-09-30
EAST TEXAS FINANCIAL SERVICES INC
filed 1999-12-29
CIK 929646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X]    ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIE
       EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 1999

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State  the  issuer's   revenues  for  its  most  recent   fiscal  year:
$9,453,000.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and ask prices of such stock on the OTC Electronic Bulletin Board as of December 9, 1999 was $9.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

         As of December 8, 1999, there were issued and outstanding 1,162,320 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended September 30, 1999.

         Part III of Form 10-KSB - Portions of Proxy Statement for 2000 Annual Meeting of Stockholders.

         Transitional Small Business Disclosure Format: YES [  ]. NO  [ X ] .

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

         The Company serves its primary market area, East Texas with a concentration in Smith County, through its main office, a full service branch location and loan production office, which are located in Tyler, Texas, a loan production office located in Lindale, Texas and a full service branch located in Whitehouse, Texas. At September 30, 1999, the Company had total assets of $153.7 million, deposits of $87.5 million, borrowings from the FHLB of Dallas of $45.1 million, and stockholders' equity of $18.4 million.

         Subsequent to September 30, 1999, the Company announced that it had entered into a definitive agreement providing for the merger of Gilmer Financial Services, Inc. and its wholly owned subsidiary, Gilmer Savings Bank, FSB, into the Company. Gilmer Savings Bank, FSB, located approximately 40 miles from Tyler in Upshur County, had approximately $38.4 million in assets, $25.4 million in deposits and $3.9 million in stockholders' equity at September 30, 1999. It operates with one office in Gilmer, Texas and approximately 13 employees. The transaction is subject to Gilmer Financial Services, Inc. stockholders approval and regulatory approval. The Company expects to complete the acquisition in the first quarter of 2000.

         The principal business of the Company consists of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans. The Company also originates commercial real estate, one- to four-family construction, multi-family, commercial and consumer loans. The Company also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. At September 30, 1999, substantially all of the Company's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Texas, with most of them located in the Company's primary market area. See "--Originations, Purchases and Sales of Loans."

         The Company has initiated an expansion into full-service commercial banking products and services. In April 1999, the Company began offering new products and services that include commercial and consumer loans, debit and credit cards, an ATM machine and cards and safe deposit boxes. The goal of the expansion is to better serve the Company's existing customers, to attract new customers, to diversify into lending products with higher yields and shorter terms, and to increase non-interest income. The Company has established a new branch office location in its primary market and has hired additional commercial and consumer personnel to develop commercial and consumer products and services.

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

         The Company currently offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits include personal and business checking accounts, passbook and money market accounts and certificate accounts with terms ranging from one month to five years. The Company solicits deposits in its primary market area and does not accept brokered deposits.

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

Lending Activities

         General. The Company primarily originates fixed-rate and adjustable-rate one- to four- family mortgage loans. In response to consumer demand, the Company generally originates fixed-rate residential loans. The Company underwrites the majority of its fixed-rate residential mortgage loans using secondary market guidelines allowing them to be saleable primarily to Fannie Mae, without recourse. Loans are usually sold with servicing being retained. See"--Loan Portfolio Composition" and "--One- to Four-Family Residential Mortgage Lending."

         The Company's predominant lending activity is the origination of loans secured by first mortgages on owner-occupied one- to four-family residences. The Company also originates loans secured by commercial real estate, one- to four-family construction, multi-family, commercial and consumer loans. At September 30, 1999, the Company's net loans held in portfolio totaled $67.3 million, which constituted 43.7% of the Company's total assets. At that date, the Company had no loans held for sale.

         The Loan Committee is comprised of Director L. Lee Kidd (Chairman), President Gerald W. Free, Senior Vice President-Lending Joe C. Hobson, Chief Financial Officer Derrell W. Chapman, Treasurer William L. Wilson and Vice President-Compliance/Marketing M. Earl Davis. The Commercial and Consumer Loan Committee is comprised of President Gerald W. Free, Chief Financial Officer Derrell W. Chapman, Vice President Stephen W. Horlander, Vice President John R. Mills, and Vice President - Compliance/Marketing M. Earl Davis. The committees have the primary responsibility for the supervision of the Company's mortgage loan portfolio with an overview by the full Board of Directors. Loans may be approved by the committees, depending on the size of the loan, with all loans subject to ratification by the full Board of Directors. Any single loan in excess of $500,000 must be approved by the full Board of Directors. In addition, the full Board of Directors must approve any single loan which would result in an accumulation of loans in either direct or indirect liability to a single borrower of $1,500,000. Foreclosure actions or the taking of deeds-in-lieu of foreclosure are subject to oversight by the Board of Directors.

         The  aggregate  amount of loans that the Company is  permitted  to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Company could have invested in any one real estate project, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation--Federal Regulation of Savings Associations." At September 30, 1999, the maximum amount that the Company could have lent to any one borrower and the borrower's related entities was approximately $2.8 million. At September 30, 1999, the Company had no loans or lending relationships with an outstanding balance in excess of this amount. The largest amount outstanding to any one borrower, or group of related borrowers, was approximately $2.5 million at September 30, 1999. It was secured by a first lien on a commercial real estate property and was for the construction of a retail shopping center. The next largest lending relationship outstanding at September 30, 1999 was for $1.2 million to a manufacturing firm in Tyler, Texas. It was secured by a commercial real estate property, equipment, receivables, and two automobiles in Tyler. At September 30, 1999, the next three largest lending relationships totaled $604,000, $572,000, and $515,000 respectively. The $604,000 loan was secured by a first lien on several duplex rental properties in Smith and Van Zandt counties. The $572,000 loan was secured by several duplexes and residential properties in Tyler Texas. The $515,000 loan was secured by a first lien on a commercial estate property being operated as a restaurant in Tyler, Texas, two automobiles and equipment. At September 30, 1999, all of these loans were performing in accordance with their respective repayment terms. The Company had no other lending relationships in excess of $500,000 at September 30, 1999.

         Loan Portfolio Composition. The following information sets forth the composition of the Company's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts, allowances for losses and loans held for sale) as of the dates indicated.

                                                                     September 30,
                                       ----------------------------------------------------------------------
                                                1999                    1998                      1997
                                        Amount       Percent    Amount       Percent      Amount      Percent
                                        ------       -------    ------       -------      ------      -------
                                                                 (Dollars in Thousands)
Real estate loans:
   One- to four- family                $55,940        80.98 %   $52,298        83.34 %   $49,412        83.88 %
   Other residential property              451         0.65         551         0.88         569         0.97
   Home equity and improvement           3,763         5.45       2,971         4.73         563         0.96
   Nonresidential                        2,330         3.37       4,106         6.54       4,023         6.83
   Construction loans                    3,988         5.77       2,256         3.60       3,600         6.11
                                       -------        -----      ------        -----     -------        -----
     Total real estate loans            66,472        96.23      62,182        99.09      58,167        98.75
                                       -------        -----      ------        -----     -------        -----


Other loans:
   Consumer loans (other than home
      equity and improvement)            1,465         2.12         403         0.64         488         0.83
   Commercial loans                      1,142         1.65         168         0.27         252         0.42
                                       -------        -----      ------        -----     -------        -----
     Total other loans                   2,607         3.77         571         0.91         740         1.25
                                       -------        -----      ------        -----     -------        -----
    Total loans                        $69,079       100.00 %    62,753       100.00 %    58,907       100.00 %
                                                     ======                   ======                   ======


Less:
   Loans in process                      1,528                    1,373                    1,506
   Deferred fees and discounts              31                       28                       18
   Allowance for loan losses               270                      233                      273
                                        ------                   ------                  -------

     Total loans receivable, net        67,250                   61,119                   57,110

Less:
   Loans held for sale                       0                        0                        0
                                      --------                  -------                  -------

     Net portfolio loans              $ 67,250                  $61,119                  $57,110
                                      ========                  =======                  =======

         The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                          September 30,
                                         ---------------------------------------------------------------------------
                                                1999                          1998                      1997
                                         --------------------         --------------------      --------------------
                                         Amount       Percent         Amount       Percent      Amount       Percent
                                         ------       -------         ------       -------      ------       -------
                                                                    (Dollars in Thousands)
Fixed-Rate Loans
   Real estate loans:
     One- to four-family
        residences                       $48,172        69.73 %      $41,730        66.50 %    $36,708        62.32 %
     Other residential                       451         0.65            551         0.88          569         0.97
      Home equity and
         improvement                       3,763         5.45          2,971         4.73          563         0.96
     Nonresidential                        1,861         2.41          3,838         6.12        3,595         6.10
     Construction loans                    3,988         5.77          2,256         3.60        3,600         6.11
                                         -------       ------        -------       ------      -------       ------
        Total fixed-rate real
            estate loans                  58,036        84.01         51,346        81.82       45,035        76.45
                                         -------       ------        -------       ------      -------       ------

   Other Loans:
     Consumer loans (other than home
         equity and improvement)           1,465         2.12            403         0.64          488         0.83
     Commercial loans                      1,142         1.65            168         0.27          252         0.43
                                         -------       ------        -------       ------      -------       ------
     Total other fixed-rate
          loans                            2,607         3.77            571         0.91          740         1.26
                                         -------       ------        -------       ------      -------       ------

     Total fixed-rate loans               60,643        87.79         51,917        82.73       45,775        77.71
                                         -------       ------        -------       ------      -------       ------

Adjustable-Rate Loans
   Real estate loans:
     One- to four-family
         residences                        7,768        11.25         10,568        16.84       12,704        21.57
     Other residential                         0         0.00              0         0.00            0         0.00
     Nonresidential                          469         0.97            268         0.43          428         0.73
     Construction loans                        0         0.00              0         0.00            0         0.00
                                         -------       ------        -------       ------      -------       ------
       Total adjustable-rate real
          estate loans                     8,436        12.21         10,836        17.27       13,132        22.29
                                         -------       ------        -------       ------      -------       ------

           Total loans                    69,079       100.00 %       62,753       100.00 %     58,907       100.00 %
                                                       ======                      ======                    ======

Less:
   Loans in process                        1,528                       1,373                     1,506
   Deferred fees and discounts                31                          28                        18
   Allowance for loan losses                 270                         233                       273
                                          ------                     -------                    ------

     Total loans receivable, net          67,250                      61,119                    57,110
                                         -------                     -------                    ------

Less:
   Loans Held For Sale                         0                           0                         0
                                         -------                     -------                   -------

     Net Portfolio Loans                 $67,250                     $61,119                   $57,110
                                         =======                     =======                   =======

         The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at September 30, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                   Real Estate
                    ---------------------------------------------------------------------------
                                                                                                 Consumer and
                      1 - 4 Family,                                                            Commercial (other
                     Home equity and                                                            than home equity
                       improvement      Other Residential   Nonresidential      Construction     and improvement     Total Loans
                    ------------------- ------------------  ---------------   ----------------   ----------------  -----------------
    Due During                 Weighted          Weighted           Weighted            Weighted           Weighted         Weighted
  Periods Ending               Average           Average            Average             Average            Average          Average
   September 30,     Amount     Rate     Amount   Rate      Amount    Rate      Amount    Rate    Amount    Rate    Amount    Rate
   -------------     ------     ----     ------   ----      ------    ----      ------    ----    ------    ----    ------    ----
       2000        $   3,164    7.61 %   $   0    0.00 %   $   220    8.75 %   $ 2,460   7.86 %  $ 1,252    8.36 % $   7,096  7.86 %
       2001            2,911    7.28         0    0.00          85    7.86           0   0.00        358    7.82       3,354  7.35
       2002            1,546    8.04       291    7.63          12    9.00           0   0.00        431    8.64       2,280  8.10
       2003            1,437    7.50         0    0.00          83    9.50           0   0.00         94    8.09       1,614  7.64
       2004              862    7.95         0    0.00          23    7.88           0   0.00        260    7.13       1,145  7.76
       2005              661    8.47         0    0.00         275    7.77           0   0.00        130    8.50       1,066  8.29
   2006 to 2009        6,753    7.69        70    7.75       1,632    8.16           0   0.00         82    9.22       8,537  7.80
   2009 to 2019       40,321    7.39        90    7.75           0    0.00           0   0.00          0    0.00      40,411  7.39
2020 and following     2,048    9.12         0    0.00           0    0.00           0   0.00          0    0.00       2,048  9.12
                   ---------            ------             -------             -------            ------            --------

     Total         $  59,703             $ 451             $ 2,330             $ 2,460            $2,607           $  67,551
                   =========             =====             =======             =======            ======           =========

                                                  Less:
                                                    Deferred fees                                                         31
                                                    and discounts
                                                             Allowance                                                   270
                                                    for loan losses
                                                                                                                   ---------
                                                    Total loans
                                                    receivable, net                                                $  67,250
                                                                                                                   ---------

         The total amount of loans due after September 30, 2000 which have predetermined interest rates is $54.6 million while the total amount of loans due after such date which have floating or adjustable interest rates is $5.6 million.

         One- to Four-Family Residential Mortgage Lending. The Company's predominant lending activity is the origination of conventional loans for the acquisition of owner-occupied, one- to four-family residences. At September 30, 1999, the Company's one- to four-family residential mortgage loans totaled $55.9 million, or 81.0% of the Company's gross loan portfolio. The Company originates these loans primarily from referrals from real estate agents, existing customers, walk-in customers, builders and from responses to the Company's marketing campaign, directed primarily to individuals in its market area.

         The Company currently originates fixed-rate and ARM loans. During the year ended September 30, 1999, the Company originated $29.6 million and $911,000 of fixed-rate mortgage and adjustable rate mortgage loans, respectively, which were secured by one- to four-family residences. During the same period, the Company sold $10.2 million of fixed-rate real estate loans which were secured by one- to four-family residences.

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

         The Company currently offers ARMs with one, three and five year initial terms with adjustments occurring annually thereafter, as well as loans that adjust once after five or seven years. All of the annually adjusting ARM loans currently adjust at a margin over the yield on the one-year Constant Maturity Treasury Securities Rate. Initial rates on the three and five year ARMs and adjusted rates on the five and seven-year ARM products are currently based upon the rate of a United States Treasury Note with a comparable term. ARM loans offered by the Company generally provided for up to a 200 basis point annual cap and a lifetime cap of 500 or 600 basis points greater than the initial rate. ARM loans may not adjust below the initial rate. As a consequence of using caps, the interest rates on the ARMs may not be as rate sensitive as the Company's cost of funds. Borrowers of adjustable rate loans are qualified at the fully indexed rate of interest. The Company has not experienced difficulty with the payment history for these loans.

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

         Commercial Real Estate and Multi-Family Residential Lending. The Company engages in multi-family and commercial real estate lending, including permanent loans secured primarily by apartment buildings, office buildings, and retail establishments in the Company's primary market area. At September 30, 1999, the Company had $2.3 million and $451,000, respectively, of commercial real estate and multi-family loans, which represented 3.4% and .7% respectively, of the Company's gross loan portfolio.

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

         Construction Lending. The Company engages in residential construction lending, with $4.0 million, or 5.8% or its gross loan portfolio in construction loans as of September 30, 1999. The Company offers loans to owner-occupants and builders for the construction of one- to four-family residences. Currently, such loans are offered with terms to maturity of up to nine months and in amounts generally up to 80% of the appraised value of the security property.

         The Company's construction loans require the payment of interest only on a quarterly basis. The Company generally makes permanent loans on the underlying property consistent with its underwriting standards for one- to four-family residences. The Company also offers loans to a few selected builders in its primary market area to build residential properties in anticipation of the sale of the house or where the house has been pre-sold. Such loans are made for a term of nine months. The Company usually disburses funds on construction loans directly to the builder at certain intervals based upon the completed percentage of the project and inspections of the loans in process are performed by the Company's staff.

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

         Consumer Loans. The Company offers home equity and home improvement loans and all types of consumer loans to individuals. Substantially all of the Company's consumer loans are originated in its primary market area. These loans are primarily originated on a direct basis.

         At September 30, 1999, the Company's consumer loan portfolio totaled $5.2 million, or 7.60% of its total gross loan portfolio. Home equity loans accounted for $3.8 million of the total. All consumer loans are currently originated with fixed rates of interest.

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

         The Company made the decision to begin offering a full line of consumer loans in conjunction with the opening of its new full service branch office location in 1999. The Company primarily originates its consumer loans on a direct basis, however, it also began accepting indirect automobile loans from an existing commercial customer in 1999. Such loans are approved by the Company prior to acceptance, are underwritten using the same criteria as its direct loans, and are made without recourse to the originator.

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

         Consumer loans may entail greater credit risk than do residential mortgage loans. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has historically been low, there can be no assurance that delinquencies will not increase in the future as the Company increases the size of its consumer loan portfolio.

         Commercial Business Loans. At September 30, 1999, the Company had $1.1 million in commercial loans outstanding, or 1.7 percent of the Company's total loan portfolio. The Company's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance inventory and equipment. Generally, the Company's commercial business lending has been limited to borrowers headquartered, or doing business, in the Company's market area.

         The Company anticipates significantly increasing its consumer and commercial business lending activity during the next fiscal year. Management believes that a sufficient demand for small to medium size commercial business loans exists in the Tyler market to warrant expanding its efforts in commercial lending.

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

         In fiscal 1999, the Company originated $30.5 million of loans, compared to $31.3 million and $24.7 million in fiscal 1998 and 1997, respectively. Management attributes the sustained lending activity to continued lower interest rates and economic conditions in the Tyler area. In fiscal 1999, $25.1 million of loans and mortgage-backed securities were repaid, compared to $27.5 million and $18.2 million in fiscal 1998 and 1997, respectively.

         The Company currently sells its fixed-rate one- to four-family residential mortgage loans with maturities of greater than 15 years, without recourse, to FNMA, generally on a servicing retained basis. Sales of whole loans generally are beneficial to the Company since these sales may generate income at the time of sale, produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Company sold whole loans in aggregate amounts of $10.2 million, $10.0 million and $4.7 million during the years ended September 30, 1999, 1998, and 1997, respectively. The Company sells loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale should not adversely affect the Company's income at the time of sale.

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

         When loans are sold, the Company typically retains the responsibility for servicing the loans. The Company receives a fee for performing these services. The Company serviced for others mortgage loans amounting to $43.8 million, $42.6 million, and $39.4 million at September 30, 1999, 1998, and 1997, respectively.

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

                                                        Year Ended September 30,
                                                 ------------------------------------
                                                   1999          1998           1997
                                                 --------      --------      --------
                                                         (Dollars in Thousands)
Originations by type:
   Adjustable rate:
     Real estate - one- to four-family           $    130      $    861      $  1,874
                       - other residential              0             0             0
                       - commercial                   221             0             0
     Non-real estate - consumer                         0             0             0
                       - commercial business          560             0             0
                                                 --------      --------      --------
       Total adjustable-rate                          911           861         1,874
                                                 --------      --------      --------
   Fixed rate:
     Real estate - one- to four-family             27,086        27,740        21,170
                       - other residential            160             0             0
                       - commercial                 1,205         2,506         1,592
     Non-real estate - consumer                       583            52            54
                       - commercial business          549           140             0
                                                 --------      --------      --------
       Total fixed-rate                            29,583        30,438        22,816
                                                 --------      --------      --------
       Total loans originated                      30,494        31,299        24,690
                                                 --------      --------      --------

Purchases:
   Real estate - one- to four-family                    0             0             0
                       - other residential              0             0             0
                       - commercial                     0             0             0
   Non-real estate - consumer                           0             0             0
                       - commercial business            0             0             0
                                                 --------      --------      --------
       Total loans purchased                            0             0             0
   Mortgage-backed securities (excluding
       REMICs and CMOs)                                 0         2,482         4,982
   REMICs and CMOs                                 26,076         9,031             0
                                                 --------      --------      --------
             Total purchases                       26,076        11,513         4,982
                                                 --------      --------      --------

Sales and Repayments:
   Real estate - one- to four-family               10,237        10,032         4,740
                       - multi-family                   0             0             0
                       - commercial                     0             0             0
   Non-real estate - consumer                           0             0             0
                       - commercial business            0             0             0
                                                 --------      --------      --------
       Total loans sold                            10,237        10,032         4,740
   Mortgage-backed securities                           0             0             0
                                                 --------      --------      --------
        Total sales                                10,237        10,032         4,740
   Principal repayments - Loans                    14,096        17,421        10,742
   Principal repayments - mortgage-backed
     Securities                                    11,009        10,069         7,416
                                                 --------      --------      --------
             Total reductions                      35,342        37,522        22,898
                                                 --------      --------      --------
   Increase (decrease) in other items, net           (147)          (38)          (30)
                                                 --------      --------      --------
       Net increase (decrease)                   $ 21,081      $  5,252      $  6,744
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

         The following table sets forth the Company's loan delinquencies by number, amount and percentage of loan category at September 30, 1999.

                                               Loans Delinquent for:
                       --------------------------------------------------------------  --------------------------------------
                                60 - 89 Days                    90 Days and Over       Total Loans Delinquent 60 Days or More
                       ------------------------------   -----------------------------  --------------------------------------
                                            Percent                         Percent                                 Percent
                                            of Loan                         of Loan                                 Of Loan
                       Number   Amount      Category    Number  Amount      Category    Number    Amount            Category
                       ------   ------      --------    ------  ------      --------    ------    ------            --------
                                                                (Dollars in Thousands)
Real Estate:
One- to four-family      22      $799         1.43 %     21      $386          0.69 %     43      $1,185              2.12 %
Other residential         0         0         0.00        0         0          0.00        0           0              0.00
Home equity and
Improvement               1         8         0.21        1        16          0.43        2          24              0.64
Non-residential           0         0         0.00        0         0          0.00        0           0              0.00
Construction loans        0         0         0.00        2       366         14.88        2         366             14.88

Consumer loans            1        15         1.02        0         0          0.00        1          15              1.02
Commercial loans          0         0         0.00        0         0          0.00        0           0              0.00
                         --      ----         ----       --      ----         -----       --      ------              ----

     Total               24      $822         1.22 %     24      $768          1.14 %     48      $1,590              2.36 %
                         ==      ====         ====       ==      ====          ====       ==      ======              ====

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

                                                            September 30,
                                                     ---------------------------
                                                     1999       1998        1997
                                                     ----       ----       ----
                                                        (Dollars in Thousands)

Non-accruing loans:
   One- to four-family                               $768       $187       $306
   Other loans                                          0          0          4
                                                     ----       ----       ----
       Total                                          768        187        310
                                                     ----       ----       ----

Accruing loans delinquent more than 90 days:
   One- to four-family                                  0          6          0
                                                     ----       ----       ----
       Total                                            0          6          0
                                                     ----       ----       ----

Foreclosed assets:
   One- to four-family                                  0         35          0
                                                     ----       ----       ----
       Total                                            0         35          0
                                                     ----       ----       ----

Total non-performing assets                          $768       $228       $310
                                                     ====       ====       ====

Total as a percentage of total assets                0.50%      0.18%      0.27%
                                                     ====       ====       ====

         For the year ended September 30, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $57,322. The amount was included in interest income on such loans was $36,468 for the year ended September 30, 1999.


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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 1999, the Company had classified $1.1 million assets as substandard, none as doubtful, and none as loss. Classified assets and non-performing assets differ in that classified assets may include loans less than 90 days delinquent. Also, assets guaranteed by governmental agencies such as the Veterans Administration or the Federal Housing Administration are not included in classified assets but are included in non-performing assets.

         Other Assets of Concern. As of September 30, 1999, there were approximately $272,000 of assets classified by the Company because of known information about the possible credit problems of the borrowers or the cash flows of the security property that caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which could result in the future inclusion of such item in the non-performing asset categories.

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

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At September 30, 1999, the Company had a total allowance for loan losses of $270,000, which equaled 35.2% of nonperforming loans, .40% of total loans and .18% of total assets. See Note 1 of the Notes to Consolidated Financial Statements.

         The following table sets forth an analysis of the Company's allowance for loan losses.

                                                      Year Ended September 30,
                                                    -----------------------------
                                                    1999         1998        1997
                                                    -----       -----       -----
                                                         (Dollars in Thousands)
Balance at beginning of period                      $ 233       $ 273       $ 289

Charge-offs:
   One- to four-family                                 (2)        (40)        (26)
   Other loans                                          0           0          (1)
                                                    -----       -----       -----
       Total charge-offs                               (2)        (40)        (27)
                                                    -----       -----       -----

Recoveries:
   One- to four-family                                  0           0           6
   Other loans                                         39           0           0
                                                    -----       -----       -----
       Total recoveries                                39           0           6
                                                    -----       -----       -----


Net charge-offs                                        37         (40)        (21)

Additions charged to operations                         0           0           5
                                                    -----       -----       -----

Balance at end of period                            $ 270       $ 233       $ 273
                                                    =====       =====       =====

Ratio of net charge-offs during the period to
   average loans outstanding during the period      0.06 %      (0.07) %    (0.04)%
                                                    =====       =====       =====

Ratio of net charge-offs during the period to
   average non-performing assets                    7.43 %      (14.87) %   (5.53)%
                                                    =====       =====       =====

         The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                       September 30,
                                          1999                              1998                            1997
                            --------------------------------   --------------------------------  ------------------------------
                                                    Percent                          Percent                            Percent
                                                    of Loans                         of  Loans                        of  Loans
                                           Loan      in Each                 Loan     In Each                 Loan      In Each
                            Amount of    Amounts    Category   Amount of    Amounts  Category    Amount of   Amounts   Category
                            Loan Loss       By      to Total   Loan Loss       By     to Total   Loan Loss     By      to Total
                             Allowance   Category     Loans     Allowance   Category    Loans    Allowance  Category    Loans
                             ---------   --------     -----     ---------   --------    -----    ---------  --------    -----
                                                                                      (Dollars in Thousands)

One- to four-family           $    62   $ 55,940     80.98 %     $  52     $ 52,298   83.34 %   $   88     $ 49,412     83.88 %
Other residential                   0        451      0.65           0          551    0.88          0          569      0.97
Home equity and
improvement                         1      3,763      5.46           0            0    0.00          0            0      0.00
Commercial real estate              0      2,330      3.37           0        4,106    6.54          0        4,023      6.83
Construction                       17      3,988      5.77           0        2,256    3.60          0        3,600      6.11
Commercial and
Consumer                            0      2,607      3.77           0        3,542    5.64          0        1,303      2.21
Unallocated                       190          0      0.00         181            0    0.00        185            0      0.00
                              --------    -------   -------        ----      ------- -------      -----      -------  --------
   Total                      $   270   $ 69,079    100.00 %     $ 233     $ 62,753  100.00 %   $  273     $ 58,907    100.00 %
                              =======   ========    ======       =====     ========  ======     ======     ========    ======

Investment Activities

         Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

         At September 30, 1999, the Company had two investment portfolios, one consisting primarily of adjustable rate mortgage-backed securities and the other consisting principally of fixed rate debentures. Both portfolios consisted primarily of U.S. Government or U.S. Government Agency obligations and to a lesser extent, corporate debt securities. These investments were made in order to generate income and, because these securities generally carry a low risk weighting for OTS risk-based capital purposes, to satisfy OTS liquid-asset requirements. See "Regulation - Capital Requirements" and "--Liquidity."

         At September 30, 1999, the Company's fixed rate investment securities totaled $36.4 million or 23.7% of total assets. Approximately $30.5 million of the portfolio was in U. S. Government Agency obligations and $5.9 million was in corporate debt securities with investment grade ratings of BBB+ or higher.
Mortgage-backed securities totaled $38.7 million or 25.2% of total assets. For information regarding the amortized cost, market and accounting classification values of the Company's investment securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements. At September 30, 1999, the weighted average term to maturity or repricing of the investment securities portfolio, excluding FHLB stock, was 3.4 years. For information regarding the amortized cost, market values and accounting classification of the Company's mortgage-backed securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements.

         Mortgage-Backed Securities. The Company purchases mortgage-backed and related securities to complement its mortgage lending activities. The Company began making significant purchases of mortgage-backed and related securities in 1991 to supplement home mortgage originations for its portfolio. Management determined that such investments would produce relatively higher risk-adjusted yields for the Company when compared to other investment securities and substituted for loan originations, in light of the competition for home mortgages in the Company's market area. The Company has emphasized mortgage-backed and related securities with high credit quality, high cash flow, low interest-rate risk, high liquidity and acceptable prepayment risk.

         The Company's mortgage-backed and related securities portfolio consists primarily of securities issued under government-sponsored agency programs, including those of Ginnie Mae, Fannie Mae and Freddie Mac. The securities consist of modified pass-through mortgage-backed securities that represent undivided interest in underlying pools of fixed-rate, or certain types of adjustable rate, single-family residential mortgages issued by these government-sponsored entities and collateralized mortgage obligations (debt obligations of the issuer backed by mortgage loans as mortgage-backed securities). The securities generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected.

         Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk to holders. Mortgage-backed securities are also more liquid than individual mortgage loans and may be used to collateralize obligations of the Company. In general, mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac and certain AAA- or AA-rated mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by Ginnie Mae are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. These types of securities thus allow the Company to optimize regulatory capital to a greater extent than non-securitized whole loans.

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

         The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.

                                                                            September 30,
                                                        ----------------------------------------------------------
                                                             1999               1998                    1997
                                                        --------------      --------------         ---------------
                                                        Book     % of       Book     % of          Book      % of
                                                        Value    Total      Value    Total         Value     Total
                                                        -----    -----      -----    -----         -----     -----
                                                                              (Dollars in Thousands)
Mortgage-backed securities available-for-sale

    U.S. Government agency pass-
       through mortgage-backed
       securities                                    $    2,918    7.54 %   $ 4,217    17.76  %      4,200  18.66  %
    U.S. Government agency
       collateralized mortgage obligations               29,731   76.82       8,360    35.20             0   0.00
                                                        -------- ---------   ------- --------     --------- ------
            Subtotal                                     32,649   84.36      12,577    52.95         4,200  18.66

Mortgage-backed securities held-to-maturity

    U.S. Government agency pass-through
       mortgage-backed securities                         5,764   14.89      10,878    45.80        18,085    80.35
                                                        -------- -------     ------- --------     --------- --------
      Subtotal                                            5,764   14.89      10,878    45.80        18,085    80.35
                                                        -------- -------     ------- --------     --------- --------

Unamortized premium (discounts), net                       288     0.74         296     1.25           223     0.99
                                                       -------- --------    -------- --------     --------- --------

        Total mortgage-backed securities             $  38,701   100.00 %  $ 23,751   100.00 %  $   22,508   100.00 %
                                                       ======== ========    ======== ========     ========= ========

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at September 30, 1999.

                                                                    Due In                              Total
                                                                                                   Mortgage-Backed
                                                                                                     Securities
                                                          ---------------------------------------------------------------
                                                          5 Years    5 to 10  10 to 20   Over 20    Amortized     Market
                                                          or Less    Years    Years      Years         Cost       Value
                                                          -------    -----    -----      -----         ----       -----
                                                                 (Dollars in Thousands)
Mortgage-backed securities available-for-sale

     U.S. Government agency pass-through
        mortgage-backed securities                           $  0      $0      $275      $ 2,769      $ 3,044      $ 3,010

    U.S. Government agency collateralized
        mortgage obligations                                    0       0         0       29,957       29,957       29,884
                                                             ----      --      ----      -------      -------      -------

         Total available-for-sale                               0       0       275       32,726       33,001       32,894
                                                             ----      --      ----      -------      -------      -------

Mortgage-backed securities held-to-maturity

    U.S. Government agency pass-through
        mortgage-backed securities                            134       0         0        5,673        5,807        5,950
                                                             ----      --      ----      -------      -------      -------

          Total mortgage-backed securities                   $134      $0      $275      $38,399      $38,808      $38,844
                                                             ====      ==      ====      =======      =======      =======


Weighted average yield                                       6.42%   0.00%    6.61%         6.08%       6.09%

         The following table sets forth the composition of the Company's investment securities, excluding mortgage-backed securities, at the dates indicated.

                                                                          September 30,
                                             -----------------------------------------------------------------------------
                                                     1999                       1998                         1997
                                             --------------------     -----------------------       ----------------------
                                                Book       % of           Book         % of            Book        % of
                                                Value      Total          Value       Total           Value       Total
                                                -----      -----          -----       -----           -----       -----
                                                                       (Dollars in Thousands)
Investment securities available-for-sale
   Corporate debt                            $    5,919   14.05 %     $      0         0.00  %      $      0        0.00  %
                                             ----------  -------      ---------     --------        ---------  ----------
      Subtotal                                    5,919   14.05              0         0.00                0        0.00
                                             ----------  -------      ---------     --------        ---------  ----------

Investment securities held-to-maturity

   U.S. government securities                        0     0.00          2,505         7.42            2,511        7.65
   Federal agency obligations                   30,481    72.37         27,262        80.78           20,547       62.64
                                             ----------  -------      ---------     --------        ---------  ----------
      Subtotal                                  30,481    72.37         29,767        88.20           23,058       70.29
                                             ----------  -------      ---------     --------        ---------  ----------

   Total investment securities                  36,400    86.42         29,767        88.20           23,058       70.29
                                             ----------  -------      ---------     --------        ---------  ----------

Average remaining life of investment                      3.4 yrs                    2.6 yrs                     1.4 yrs
securities


Other interest-earning assets:
   FHLB stock                                    2,283     5.42            789         2.34            1,006        3.07
   Interest-bearing deposits with banks(1)       3,436     8.16          3,064         9.08            7,988       24.35
   Other overnight deposits(2)                       0     0.00            129         0.38              754        2.29
                                             ----------  -------      ---------     --------        ---------  ----------
      Total other interest-earning assets        5,719    13.58          3,982        11.80            9,748       29.71
                                             ----------  -------      ---------     --------        ---------  ----------

Total investment securities, FHLB stock
   and other interest-earning assets        $   42,119   100.00 %    $  33,749       100.00 %    $     32,806     100.00 %
                                              =========  =======       ========     ========       ===========    =======


(1) Includes investments in insured certificates of deposit.
(2) Includes securities purchased under agreement to resell and federal funds sold.

The following table sets forth the composition and maturities of the Company's investment securities portfolio as of September 30, 1999.

                                                                  At September 30, 1999
                                   -----------------------------------------------------------------------------------
                                                                                        No
                                   Less Than     1 to 3       3 to 5       Over        Stated      Total Investment
                                    1 Year        Years       Years      5 Years      Maturity        Securities
                                    Amort         Amort        Amort       Amort       Amort        Amort       Market
                                    Cost          Cost         Cost        Cost        Cost         Cost        Value
                                    ----          ----         ----        ----        ----         ----        -----
                                                                 (Dollars in Thousands)
Investment securities
    available-for-sale

   Corporate debt                          0          998       5,038           0           0        6,036       5,919

Investment securities
    held-to-maturity

   Federal agency obligations          4,998        2,990      20,497       1,996           0       30,481      29,949
                                   ---------    ---------  ----------    --------    --------   ----------    --------

      Total investment securities  $   4,998    $   3,988   $  25,535   $   1,996    $      0    $  36,517    $ 35,868
                                   =========    =========    ========    ========    ========     ========    ========

Weighted average yield                6.17%        6.09%       6.09%       6.11%       0.00%        6.10%


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

         Deposits. The Company offers consumer and commercial checking accounts, passbook savings, NOW checking accounts, money market deposit accounts and certificates of deposit. The Company solicits deposits from its market area and does not accept brokered deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

         The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. In this regard, deposits increased only marginally from $86.6 million at September 30, 1998 to $87.5 million at September 30, 1999. Based on its experience, the Company believes that its deposits are relatively stable sources of funds. However, the ability of the Company to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                                     September 30,
                                          -----------------------------------------------------------------
                                                1999                       1998                1997
                                          ------------------    ---------------------  --------------------
                                                     Percent                 Percent               Percent
                                            Amount  of Total        Amount   Of Total     Amount   Of Total
                                          --------------------  ---------------------- ---------------------
Transactions and Savings Deposits:                                   (Dollars in Thousands)
  Non-interest
     checking                              $2,022      2.31 %   $    1,528     1.76 %  $    1,882     2.13 %
  Interest checking                         7,537      8.62          1,312     1.51         1,279     1.44
  Savings accounts                          2,628      3.00          3,032     3.50         5,681     3.03
  Money market
    accounts                                4,800      5.48          6,162     7.11         5,812     6.56
                                           -------  --------      ---------  -------     --------- --------
Total non-
   certificates                            16,987     19.41         12,034    13.89        11,654    13.16
                                           -------  --------      ---------  -------     --------- --------

Certificates:
     0.00 - 3.99%                               0      0.00            434     0.50           383     0.43
     4.00 - 4.99%                          26,466     30.23         14,753    17.03        15,163    17.12
     5.00 - 5.99%                          40,293     46.03         53,641    61.91        54,522    61.57
     6.00 - 6.99%                           3,440      3.93          3,857     4.45         4,756     5.37
     7.00 - 7.99%                             354      0.40          1,914     2.21         2,073     2.35
     8.00 - 8.99%                               0      0.00             11     0.01             0     0.00
                                           -------  --------      ---------  -------     --------- --------

 Total Certificates                        70,553     80.59         74,610    86.11        76,897    86.84
                                           -------  --------      ---------  -------     --------- --------

     Total Deposits                       $87,540    100.00 %     $  86,644   100.00 %  $   88,551   100.00 %
                                          =======   ========      =========  =======     ========= ========

         The following table sets forth the savings flows at the Company during the periods indicated.

                                               Year Ended September 30,
                                        --------------------------------------
                                          1999          1998            1997
                                        -------       --------        --------
                                               (Dollars in Thousands)
Opening balance                         $86,644       $ 88,551        $ 90,768

Deposits                                 13,727         25,131          14,394
Withdrawals                              14,819         29,302          18,823
Interest credited                         1,988          2,264           2,212
                                        -------       --------        --------

Ending balance                          $87,540       $ 86,644        $ 88,551

                                        =======       ========        ========

Net increase (decrease)                 $   896       $ (1,907)       $ (2,217)
                                        =======       ========        ========

Percent increase (decrease)                1.03%         (2.15)%         (2.44)%
                                        =======       ========        ========

         The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 1999.

                                                                     7.00-
                                 0.00-        5.00-       6.00-      Or                          Percent
                                 4.99%        5.99%       6.99%      Greater        Total        Of Total
                                 -----        -----       -----      -------        -----        --------
                                                            (Dollars in Thousands)
December 31, 1999              $    6,948   $   13,957    $    433    $     0     $  21,338        30.24%
March 31, 2000                      5,574        5,928       2,100          0        13,602        19.28%
June 30, 2000                       3,047        6,145         239          0         9,431        13.37%
September 30, 2000                  4,912        6,671           0          0        11,583        16.42%
December 31, 2000                   1,976        1,938         536          0         4,450         6.31%
March 31, 2001                        922        1,948           0          0         2,870         4.07%
June 30, 2001                         953        1,654           0          0         2,607         3.70%
September 30, 2001                    988          930           0          0         1,918         2.72%
December 31, 2001                     134           27           0         15           176         0.25%
March 31, 2002                        396            0           0         74           470         0.67%
June 30, 2002                           0            0          32        123           155         0.22%
September 30, 2002                      0            0           0         27            27         0.04%
Thereafter                            616        1,095         100        115         1,926         2.73%
                                 --------     --------     --------    ------     ---------      --------

      Total                      $ 26,466     $ 40,293     $  3,440    $  354     $  70,553        100.00%
                                 ========     =========    ========    ======     =========      ========

      Percent of total              37.51%       57.11%        4.88%     0.50%
                                 ========     =========    ========    =======

         The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of September 30, 1999.

                                                                         Maturity
                                               --------------------------------------------------------
                                                             Over        Over
                                               3 Months     3 to 6      6 to 12      Over
                                                or Less      Months      Months    12 Months     Total
                                                -------      ------      ------    ---------     -----
Certificates of deposit less than $100,000      $12,442     $ 8,172     $ 9,518     $14,164     $44,296

Certificates of deposit of $100,000 or more       8,896       5,430      11,496         435      26,257
                                                -------     -------     -------     -------     -------

Total certificates of deposit                   $21,338     $13,602     $21,014     $14,599     $70,553
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

         During the fiscal year ended September 30, 1999, the Company continued borrowing funds through the FHLB of Dallas advance program. The Company used the proceeds to invest in adjustable rate mortgage-backed securities with yields greater than the cost of the advance. The intent of the program is to make better use of the Company's excess capital by increasing the overall size of the Company's balance sheet.

         The advances used in the program are short-term, usually 30-35 days. The rates of the advances, which are established by the FHLB of Dallas, generally are linked to comparable short term U.S. Treasury interest rates or a short term index such as the 30 day London Interbank Offering Rate (LIBOR). The Company invests the advance proceeds in a dollar-for-dollar matching program in adjustable mortgage-backed pass-through securities and collateralized mortgage obligations. The program is designed to achieve a positive spread between the cost of the advances and the investment yield. The mortgage-backed securities are held in an "available-for-sale" accounting classification. See "Mortgage-Backed Securities" and "Sources of Funds." In addition, the Company utilized advances from the FHLB to fund a portion of its single family mortgage loans originated during the year.

         The following table sets forth the maximum month-end balance of FHLB Advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.

                                                                           Year Ended September 30,
                                                                  -----------------------------------------
                                                                      1999          1998             1997
                                                                  -----------------------------------------
                                                                           (Dollars In Thousands)
Maximum Balance:
     FHLB Advances                                                $   45,058    $   14,946      $     4,195
     Securities sold under agreements to repurchase                        0             0                0
     Other borrowings                                                      0             0                0

Average Balance:
     FHLB Advances                                                $   31,086    $    9,724      $     2,621
     Securities sold under agreements to repurchase                        0             0                0
     Other borrowings                                                      0             0                0


          The  following  table  sets  forth  certain   information  as  to  the
Association's borrowings at the dates indicated.

                                                                          Year Ended September 30,
                                                                   --------------------------------------
                                                                     1999          1998           1997
                                                                   ---------     ---------       --------
                                                                                 (Dollars In Thousands)
FHLB Advances                                                   $    45,058    $   14,946      $   4,195
Securities sold under agreements to repurchase                            0             0              0
Other borrowings                                                          0             0              0
                                                                   ---------     ---------       --------

     Total Borrowings                                           $    45,058    $   14,946      $   4,195
                                                                   =========     =========       ========


Weighted average interest rate of FHLB
    Advances                                                           5.51 %        5.55 %         5.54 %

Weighted average interest rate of securities sold
    under agreements to repurchase                                     0.00 %        0.00 %         0.00 %

Weighted average interest rate of other
    Borrowings                                                         0.00 %        0.00 %         0.00 %

Subsidiary Activities

         As a federal savings and loan association, First Federal is permitted by OTS regulations to invest up to 2% of its assets or approximately $3.0 million at September 30, 1999, in the stock of, or unsecured loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At September 30, 1999, the Association did not have any subsidiaries.


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

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of First Federal were as of April 27, 1998 and August 17, 1990, respectively. Under agency scheduling guidelines, another examination will be initiated within the next 12-18 months. When these examinations are conducted by the OTS and FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended September 30, 1999 was $36,000

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Association and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

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

         The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1999, the Association's lending limit under this restriction was $2.8 million. First Federal is in compliance with the loans-to-one-borrower limitation.

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

         The premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 6 basis points for each $400 in domestic deposits, while BIF-insured institutions pay an assessment equal to approximately 1.5 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to approximately 2 basis points on January 1, 2000, when BIF-insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with this requirement. At September 30, 1999, the Association had no intangible assets that were required to be deducted from tangible capital.

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

         At September 30, 1999, the Association had tangible capital of $17.4 million, or 11.3% of adjusted total assets, which is approximately $15.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

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

         At September 30, 1999, the Association had core capital equal to $17.4 million, or 11.3% of adjusted total assets, which is $11.2 million above the minimum leverage ratio requirement of 4% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1999, the Association had no capital instruments that qualify as supplementary capital and $270,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had exclusions from capital and assets totaling $4,000 at September 30, 1999.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by a insurer approved by the Fannie Mae or Freddie Mac.

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

         On September 30, 1999, First Federal had total risk based capital of $17.7 million (including $17.4 million in core capital and no qualifying supplementary capital) or total risk based capital of 27.9% of risk-weighted assets. This amount was $12.6 million above the 8% requirement in effect on that date.

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

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

         Generally, savings institutions, such as the Bank, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

         Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or purpose to exceed these net income limitations must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

Liquidity

         All savings associations, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what First Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," contained in the Annual Report to Shareholders. This liquid asset ratio requirement may vary from time to time depending upon economic conditions and savings flows of all savings associations.

Qualified Thrift Lender Test

         All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternate, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 1999, the Association met the test and has always met the test since its effectiveness.

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

         In 1999, the Board set aside $300,000 to lend to low to moderate income borrowers. The Company was able to loan all of the designated amount. As a result of the Association's lending efforts to low to moderate income areas and borrowers, the Association received a "satisfactory" rating on its April 6, 1998 CRA examination.

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

         On November 12, 1999, the Gramm-Leach-Bliley Act, which modernizes the financial services industry by, among other things, permitting banking, insurance and securities companies to combine, was signed into law. It is unclear what impact this legislation will have on the Association, although the anticipated creation of larger and stronger financial services competitors could materially affect the Association. The Act did eliminate the unitary savings and loan holding company; however, the Company was grandfathered.


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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1999, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

         As a member, First Federal is required to purchase and maintain stock in the FHLB of Dallas. At September 30, 1999, First Federal had $2,283,000 in FHLB stock, which was in compliance with this requirement. In past years, first Federal has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 5.91% and were 5.48% for fiscal year 1999.

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

         For the fiscal year ended September 30, 1999, dividends paid by the FHLB of Dallas to First Federal totaled $86,000, which constitutes a $32,000 increase over the amount of dividends received in fiscal year 1998. The $30,000 dividend received for the quarter ended September 30, 1999 reflects an annualized rate of 5.50%, or two basis points above the rate for fiscal 1999.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1999, the Association's Excess for tax purposes totaled approximately $2.7 million.

         The Association files federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company files a consolidated federal income tax returns with the Association. The Association has been audited by the IRS with respect to federal income tax returns for the tax years through December 31, 1988. With respect to years examined by the IRS, any deficiencies have been satisfied. In the opinion of management, any examination of still open returns would not result in a deficiency, which could have a material adverse effect on the financial condition of the Bank.

         Texas Taxation. The State of Texas does not have a corporate income tax, but it does have a corporate franchise tax. Prior to January 1, 1992 savings and loan associations had been exempt from the corporate franchise tax.

         The tax for the year 1999 is the higher of 0.25% of taxable capital (usually the amount of paid in capital plus retained earnings) or 4.5% of "net taxable earned surplus." "Net taxable earned surplus" is net income for federal income tax purposes increased by the compensation of directors and executive officers and decreased by interest on obligations guaranteed by the U.S. government. Net income cannot be reduced by net operating loss carryforwards form years prior to 1991, and operating loss carryovers are limited to five years.

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

Employees

         The Company had 34 full-time employees and 5 part-time employee as of September 30, 1999, none of whom was represented by a collective bargaining agreement. The Company believes that its relations with its personnel have been good.

Executive Officers Who Are Not Directors

         The following is a description of the Company's and the Association's executive officers who were not also directors as of September 30, 1999.


         Derrell W. Chapman, age 41, is Vice President, Chief Operating Officer and Chief Financial Officer of the Company and the Association. He has held such positions with the Company since its formation and the Association since 1989. Mr. Chapman was appointed an Advisory Director in 1998. Prior to his employment with the Association, Mr. Chapman was Vice President and Controller of Jasper Federal Savings and Loan Association, located in Jasper, Texas. Mr. Chapman is a certified public accountant.

         Joe C.  Hobson,  age  46,  is  Senior  Vice  President--Lending  of the
Association, a position he has held since 1992. Mr. Hobson has served the Association in various capacities since 1975.

Item 2.           Description of Property

         The Company conducts its business at its main office and a drive-through facility located in Tyler, Texas, a full service branch office located in Whitehouse, Texas and loan production offices located in Tyler and Lindale, Texas. The following table sets forth information relating to each of the Company's properties as of September 30, 1999.

                                                    Total                  September 30, 1999
                                        Owned    Approximate              Net Building    Net
                                Year     or         Square                    and         Book
Location                     Acquired   Leased     Footage      Land        Equipment     Value
--------                     --------   ------     -------      ----        ---------     -----
                                                                           (Dollars In Thousands)
Main Office:

1200 South Beckham              1962     Owned      10,000     $   92         $432      $  524
Tyler, Texas

Full-Service Branches:

107 Highway 110 North           1984     Owned       2,500        158          113         271
Whitehouse, Texas

7205 South Broadway             1998     Owned         n/a      1,246          385*      1,631
Tyler, Texas

Loan Agencies:

4550 Kinsey Drive               1994     Owned       2,200         34          126         160
Tyler, Texas

904 South Main                  1997     Leased      1,200          0           21          21**
Lindale, Texas                                                 ------        -----      ------

                                                    Totals     $1,530       $1,077      $2,607
                                                               ======       ======      ======

*        Equipment only - building leased.
**       Leasehold improvements.


         The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Association and the Company, subject to possible future expansion.

         The Company maintains an on-line database with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1999 was $150,000.

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

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year, through the solicitation of proxies or otherwise during the year ended September 30, 1999.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

         Page 23 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 6.           Management's Discussion and Analysis or Plan of Operation

         Pages 6 through 29 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 7.           Financial Statements

         Pages 35 through 40 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

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

                                    Part III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports are required, during the fiscal year ended September 30, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with, except that Mr. Kidd inadvertently failed to timely file Form 4 to report two transactions. Mr. Kidd reported the transactions on a Form 4 dated September 24, 1999.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owner and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

         3(b)              Amended and Restated By-Laws                                 ***

         4                 Instruments defining the rights of security                  *
                           holders, including debentures

        10                 Material contracts

                           (a)      Employment Contract between Gerald W.               *
                                    Free and the Association

                           (b)      Employment Contract between Derrell W.              *
                                    Chapman and the Association

                           (c)      Employment Contract between Joe C.                  *
                                    Hobson and the Association

                           (d)      1995 Stock Option and Incentive Plan                **

                           (e)      Recognition and Retention Plan                      **

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

         *** Filed as exhibits to the Company's 8-K, dated August 23, 1999. These previously filed documents are hereby incorporated herein by reference in accordance with item 601 of Regulation S-B.

(b)      Reports on Form 8-K

         A Form 8-K, dated August 4, 1999, was filed during the quarter ended September 30, 1999 to report the issuance of a press release by the Company announcing a cash dividend and earnings for the quarter ended June 30, 1999.

         A Form 8-K, dated August 23, 1999, was filed during the quarter ended September 30, 1999, to announce the completion of the Company's stock repurchase program and to announce the revision of the Company's By-Laws.

         A Form 8-K, dated September 3, 1999, was filed during the quarter ended September 30, 1999 to report that they had received an unsolicited, non-binding expression of interest in acquiring the Company from ETFS Acquisition Co.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. EAST TEXAS FINANCIAL SERVICES, INC.


Date:  December 29, 1999                 By:  /s/Gerald W. Free
                                              --------------------------------
                                              Gerald W. Free, Vice Chairman,
                                              President, Chief Executive Officer
                                              and Director
                                              (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/Gerald W. Free                              /s/Jack W. Flock
-----------------                              ----------------
Gerald W. Free, Vice Chairman,                 Jack W. Flock,
President, Chief Executive Officer             Chairman of the Board
and Director
(Principal Executive Officer)

Date:  December 29, 1999                       Date:  December 29, 1999

/s/Derrell W. Chapman                          /s/M. Earl Davis
---------------------                          ----------------
Derrell W. Chapman, Vice President,            M. Earl Davis, Director
Chief Operating Officer and Chief
Financial Officer (Principal Financial
And Accounting Officer)

Date:  December 29, 1999                       Date:  December 29, 1999

/s/James W. Fair                               /s/Charles R. Halstead
----------------                               ----------------------
James W. Fair, Director                        Charles R. Halstead, Director

Date:  December 29, 1999                       Date:  December 29, 1999

/s/L. Lee Kidd                                 /s/H. H. Richardson, Jr.
--------------                                 ------------------------
L. Lee Kidd, Director                          H. H. Richardson, Jr., Director

Date:  December 29, 1999                       Date:  December 29, 1999

/s/Jim M. Vaughn, M.D.
----------------------
Jim M. Vaughn, M.D., Director

Date:  December 29, 1999