Form 10QSB
period 1999-12-31
EAST TEXAS FINANCIAL SERVICES INC
filed 2000-02-14
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the period ended December 31, 1999

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


         The number of shares of the registrant's common stock ($.01 par value) outstanding as of December 31, 1999, was 1,162,320.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                December 31, 1999

                                      INDEX



Part I - Financial Information

     Item 1.  Financial Statements

         Consolidated Statements of Financial Condition, December 31, 1999
         (Unaudited) and September 30, 1999 .................................. 4

         Consolidated Statements of Income, (Unaudited) three months ended
         December 31, 1999, and December 31, 1998............................. 5

         Consolidated Statement of Changes in Stockholders' Equity, (Unaudited)
         three months ended December 31, 1999................................. 6

         Consolidated Statements of Cash Flows, (Unaudited) three months ended
         December 31, 1999, and December 31, 1998............................. 7

         Notes to (Unaudited) Consolidated Financial Statements,
         December 31, 1999 ................................................... 9

     Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................14

Part II - Other Information

     Item 1.  Legal Proceedings ..............................................22

     Item 2.  Changes In Securities ..........................................22

     Item 3.  Defaults Upon Senior Securities ................................22

     Item 4.  Submission of Matters To a Vote of Security Holders ............22

     Item 5.  Other Information ..............................................22

     Item 6.  Exhibits and Reports on Form 8-K ...............................22

Signature Page ...............................................................23

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                December 31, 1999

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

East Texas Financial Services, Inc. (the "Company") was formed in September of 1994 for the purpose of acquiring all of the common stock of First Federal Savings and Loan Association of Tyler (the "Association"), concurrent with its conversion from the mutual to stock form of ownership. The Company completed its initial public stock offering of 1,215,190 shares of $.01 par value common stock on January 10, 1995. The Company utilized approximately one half of the net stock sale proceeds to acquire all of the common stock issued by the Association. For additional discussion of the Company's formation and intended operations, see the Form S-1 Registration Statement (No. 33-83758) filed with the Securities and Exchange Commission and the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1999, also filed with the Commission.

The financial statements presented in this Form 10-QSB reflect the consolidated financial condition and results of operations of the Company and its wholly owned subsidiary, First Federal Savings and Loan Association of Tyler.

Net income for the three months ended December 31, 1998 was restated to reflect an adjustment by the Company's independent auditors at September 30, 1999. Other non-interest income was decreased by $39,000 and income tax expense was decreased by $13,260 to reflect the restatement. The restatement was related to the recovery of a deficiency judgement against a borrower filed in a prior period. The recovery was reported as other non-interest income at December 31, 1998 and was restated and added to the Company's general valuation allowance at the September 30, 1999 audit.

                       EAST TEXAS FINANCIAL SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                  December 31, 1999   September 30, 1999
                                                                  -----------------   ------------------
                                                                       (Unaudited)
                  ASSETS

Cash and due from banks                                              $   1,163,132      $   1,019,937
Interest-bearing deposits with banks                                     2,937,708            974,627
Interest-earning time deposits with financial institutions               1,779,000          2,461,617
Federal funds sold                                                               0                  0
Investment securities available-for-sale                                 6,402,048          5,918,750
Mortgage-backed securities available-for-sale                           37,328,454         32,893,809
Investment securities held-to-maturity (estimated market
     value of $27,704,425  at December 31, 1999, and
     $29,948,866 at September 30, 1999)                                 28,487,720         30,481,413
Mortgage-backed securities held-to-maturity (estimated
     market value of $5,354,295 at December 31, 1999
     and $5,949,914 at September 30, 1999)                               5,270,500          5,806,975
Loans receivable, net of allowance for credit losses of $270,084
     at December 31, 1999 and $270,039 at September 30, 1999            68,497,448         67,250,334
Accrued interest receivable                                              1,167,089          1,167,245
Federal Home Loan Bank stock, at cost                                    2,760,800          2,283,000
Premises and equipment                                                   2,601,483          2,607,213
Foreclosed real estate, net of allowance of $-0-                             2,966                  0
Mortgage servicing rights                                                  263,800            266,010
Other assets                                                               993,557            593,991
                                                                     -------------      -------------

     Total Assets                                                    $ 159,655,705      $ 153,724,921
                                                                     =============      =============
     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Noninterest deposits                                            $   3,927,984      $   2,021,914
     Interest-bearing deposits                                          82,408,019         85,517,925
                                                                     -------------      -------------
         Total deposits                                                 86,336,003         87,539,839

     FHLB advances                                                      54,472,684         45,057,877
     Notes payable to other banks                                        1,500,000                  0
     Advances from borrowers for taxes and insurance                       110,600            823,755
     Federal income taxes
           Current                                                          43,193                -0-
           Deferred                                                        120,458            108,184
     Accrued expenses and other liabilities                                477,731          1,775,938
                                                                     -------------      -------------
           Total liabilities                                           143,060,669        135,305,593
                                                                     -------------      -------------

Stockholders' equity:
     Preferred stock, $0.01 par value, 500,000
        shares authorized, none outstanding
     Common stock, $0.01 par value, 5,500,000 shares authorized,
        1,884,492 shares issued and 1,162,320 outstanding                   18,845             18,845
     Additional paid-in-capital                                         12,397,167         12,397,167
     Deferred compensation - RRP shares                                    (67,889)           (96,985)
     Unearned employee stock ownership plan shares                        (442,059)          (442,059)
     Unrealized gain/(loss) available-for-sale securities (net)           (148,174)          (148,174)
     Retained earnings (substantially restricted)                       13,704,428         13,675,391
     Treasury stock, 722,172 shares at cost                             (8,867,282)        (6,984,857)
                                                                     -------------      -------------

           Total stockholder's equity                                   16,595,036         18,419,328
                                                                     -------------      -------------

           Total liabilities and stockholders' equity                $ 159,655,705      $ 153,724,921
                                                                     =============      =============

The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months
                                                           Ended December 31,
                                                              (Unaudited)
                                                         1999             1998
                                                     ----------------------------
INTEREST INCOME
   Loans receivable:
     First Mortgage                                  $ 1,143,396      $ 1,122,187
     Consumer and other loans                            169,390           76,009
   Securities available for sale:
     Investment securities                                37,159           14,535
     Mortgage-backed securities                          577,956          264,320
   Securities held to maturity:
     Investment securities                               582,503          467,306
     Mortgage-backed securities                           88,002          178,700
   Deposits with banks                                    23,621           33,083
                                                     -----------      -----------

       Total interest income                           2,622,027        2,156,140
                                                     -----------      -----------

INTEREST EXPENSE

   Deposits                                            1,021,580        1,083,531
   FHLB advances                                         728,342          251,218
   Interest expense other bank borrowings                 14,688                0
                                                     -----------      -----------

       Total interest expense                          1,764,610        1,334,749
                                                     -----------      -----------

       Net interest income before
          provision for loan losses                      857,417          821,391

   Provision for loan losses                                   0                0
                                                     -----------      -----------

       Net interest income after
         provision for loan losses                       857,417          821,391
                                                     -----------      -----------

NONINTEREST INCOME
   Gain(loss) on sale of interest-earning assets          12,208           76,476
   Loan origination and commitment fees                   11,959           23,608
   Loan servicing fees                                    14,917           10,783
   Gain on foreclosed real estate                           (410)           2,370
   Other                                                  21,225           15,462
                                                     -----------      -----------

       Total noninterest income                           59,899          128,699
                                                     -----------      -----------

NONINTEREST EXPENSE
   Compensation and benefits                             587,853          510,075
   Occupancy and equipment                               112,561           72,605
   SAIF deposit insurance premium                          2,091           12,984
   Loss on foreclosed real estate                              0            2,069
   Other                                                  65,585          116,536
                                                     -----------      -----------

       Total noninterest expense                         768,090          714,269
                                                     -----------      -----------

Income (loss) before provision for income taxes          149,226          235,821

Income tax expense (benefit)                              55,468           85,790
                                                     -----------      -----------

NET INCOME (LOSS)                                    $    93,758      $   150,031
                                                     ===========      ===========


Earnings per common share and earnings  per
   common share - assuming dilution                  $       .08      $       .11

The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

THREE MONTHS ENDED
December 31, 1999

                                     Common Stock      Unearned      Unallocated       Unrealized
                                    and Additional       RRP            ESOP         Gain (loss) on      Retained       Treasury
                                    Paid in Capital     Shares         Shares        AFS Securities      Earnings         Stock
                                    ---------------     ------         ------        --------------      --------         -----
Balance September 30, 1999           $12,416,012      $(96,985)      $(442,059)        $(148,174)       $13,675,391    $(6,984,857)

Comprehensive income:
     Net Income                                                                                              93,758
     Unrealized holding gains

Comprehensive income


Deferred compensation
     amortization                                       29,096

Purchase of treasury stock
     at cost                                                                                                            (1,882,425)

Payment of cash dividends                                                                                   (64,721)

Balance December 31, 1999            $12,416,012      $(67,889)      $(442,059)        $(148,174)       $13,704,428   $ (8,867,282)
                                     ===========      ========       =========         =========        ===========   ============

                                                             Total
                                       Comprehensive       Stockholder
                                         Income              Equity
                                         ------              ------
Balance September 30, 1999               $                 $18,419,328

Comprehensive income:
     Net Income                            93,758               93,758
     Unrealized holding gains
                                         --------
Comprehensive income                     $ 93,758
                                         ========

Deferred compensation
     amortization                                               29,096

Purchase of treasury stock
     at cost                                                (1,882,425)

Payment of cash dividends                                      (64,721)

Balance December 31, 1999                                   16,595,036
                                                            ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                                               For the Three Months Ended
                                                                                       December 31,
                                                                                  1999               1998
                                                                             -------------      -------------
Cash flows from operating activities:
     Net income                                                              $      93,758      $     175,771
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of deferred loan origination fees                             (1,003)            (1,830)
         Amortization of premiums and discounts on investment
            securities, mortgage-backed securities, and loans                       13,017             39,270
         Amortization of deferred compensation                                      29,095             29,095
         Compensation charge related to release of ESOP shares                      21,892             14,590
         Depreciation                                                               41,069             23,095
         Deferred income taxes                                                      12,275             16,946
         Stock dividends on FHLB stock                                             (37,100)           (14,500)
         Origination of mortgage servicing rights                                  (11,661)           (57,636)
         Amortization of mortgage servicing rights                                  13,870             24,784
         Net (gain) loss on sale of:
              Securities held to maturity                                                0                  0
              Foreclosed real estate                                                     0              2,069
              Fixed assets                                                               0                  0
              Net loss on disposal of fixed assets                                       0                  0
              Other assets                                                               0                  0
              Loans                                                                   (548)           (18,841)
              Loans held for sale                                                        0                  0
         Proceeds from loan sales                                                  990,992          4,443,332
         Originations of loans held for sale                                             0                  0
         Proceeds from sale of fixed assets                                              0                  0
         (Increase) decrease in:
              Accrued interest receivable                                             (156)            39,320
              Other assets                                                        (402,533)           728,223
              Accrued loan loss                                                          0                  0
         Increase (decrease) in:
              Federal income tax payable                                            43,193             84,550
              Accrued expenses and other liabilities                            (1,298,207)          (885,063)
         Capitalized interest on time deposits                                           0                  0

Net cash provided (used) by operating activities                                  (492,047)         4,643,175
                                                                             -------------      -------------


The accompanying notes are an integral part of the financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the Three Months Ended
                                                                                       December 31,
                                                                                  1999               1998
                                                                             -------------      -------------
Cash flows from investing activities
     Net decrease (increase) in fed funds sold                                           0            129,187
     Proceeds from maturity of time deposits                                       682,617                  0
     Proceeds from maturities of obligations - U.S. Govt
        and agencies held to maturity                                            2,000,000          5,225,000
     Purchases of FHLB stock                                                      (439,900)          (340,600)
     Purchases of investment securities available-for-sale                        (485,930)                 0
     Purchases of mortgage-backed securities available-for-sale                 (5,208,739)        (8,005,395)
     Principal payments on mortgage-backed securities available for sale           760,792          1,414,236
     Principal payments on mortgage-backed securities held to maturity             533,085          1,463,129
     Net originations and principal collections on loans                        (2,259,551)        (4,013,234)
     Proceeds from sale of foreclosed real estate                                        0             32,432
         Expenditures for premises and equipment                                   (35,339)          (175,906)
                                                                             -------------      -------------

Net cash provided (used) by investing activities                                (4,452,965)        (4,271,151)
                                                                             -------------      -------------

Cash flows from financing activities: Net increase (decrease) in:
         Non-interest bearing deposits, savings, NOW accounts                    1,906,070          2,087,281
           Time deposits                                                        (3,109,906)          (971,398)
         FHLB Advances                                                         131,125,206         53,762,000
         Repayment of FHLB Advances                                           (121,710,399)       (46,908,498)
         Other borrowed money                                                    1,500,000                  0
         Repayment of other borrowed money                                               0                  0
         Advances from borrowers for taxes and insurance                          (713,155)          (784,431)
     Dividends paid to stockholders                                                (64,103)           (71,968)
     Purchase of treasury stock                                                 (1,882,425)                 0
     Proceeds from sale of common stock                                                  0                  0
                                                                             -------------      -------------

Net cash provided (used) by financing activities                                 7,051,288          7,112,986
                                                                             -------------      -------------


Net increase (decrease) in cash and cash equivalents                             2,106,276          7,485,010

Cash and cash equivalents at beginning of the period                             1,994,564          1,697,058
                                                                             -------------      -------------

Cash and cash equivalents at end of the period                               $   4,100,840      $   9,182,068
                                                                             =============      =============
Supplemental disclosure:
     Cash paid for:
         Interest on deposits                                                $     612,398      $     555,881
         Interest on FHLB advances and other borrowed funds                  $     743,030      $     251,218
         Income taxes                                                        $           0      $      60,707

     Transfers from loans to real estate
        acquired through foreclosures                                        $       2,966      $           0

     Loans charged off to loan loss reserves                                 $           0      $           0

     Recoveries credited to loan loss reserves                               $          45      $           0

The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information not misleading. However, these financial statements should be read in conjunction with the financial statement and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999. The financial data and results of operations for interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 2 - EARNINGS PER SHARE

Earnings per common share for the three months ended December 31, 1999 and 1998, has been computed based on net income divided by the weighted average number of common shares outstanding during the period. For the three months ended December 31, 1999 and 1998, the weighted average number of shares outstanding totaled 1,162,320 and 1,464,056, shares respectively.

Earnings per common share - assuming dilution, for the three months ended December 31, 1999 and 1998, has been computed based on net income divided by the weighted average number of common shares outstanding. In addition, it includes the effects of all dilutive potential common shares that were outstanding during the period. For the three months ended December 31, 1999 and 1998, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,226,999 and 1,394,533, shares respectively.

For both earnings per share and earnings per common share - assuming dilution and as prescribed by the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employer's Accounting for Employees Stock Ownership Plans, the weighted average number of shares outstanding does not include unallocated Employee Stock Ownership Plan ("ESOP") shares.

See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three month period ended December 31, 1999 and 1998.

NOTE 3 - SECURITIES

The carrying values and estimated market values of investment securities available-for-sale as of December 31, 1999, by type of security are as follows:

                                         Principal          Unamortized          Unearned            Unrealized            Carrying
                                          Balance             Premiums           Discounts           Gain/(Loss)            Value
                                         ----------          ----------          ----------          ----------           ----------
Fixed Rate                               $6,500,000          $   70,414          $   50,927          $ (117,439)          $6,402,048

Adjustable Rate                                   0                   0                   0                   0                    0
                                         ----------          ----------          ----------          ----------           ----------

                                         $6,500,000          $   70,414          $   50,927          $ (117,439)          $6,402,048
                                         ----------          ----------          ----------          ----------           ----------

The weighted average yield on the investment security available-for-sale portfolio was 6.43% for the quarter ended December 31, 1999.

The amortized cost and estimated market values of investment securities held-to-maturity as of December 31, 1999, are as follows:

                                                    Gross        Gross        Estimated
                                    Amortized     Unrealized    Unrealized      Market
                                      Cost          Gains        Losses         Value
                                   -----------   -----------   -----------   -----------
Debt securities:

      U. S. government agency       28,487,720           820       784,115    27,704,425
                                   -----------   -----------   -----------   -----------

           Total debt securities   $28,487,720   $       820   $   784,115   $27,704,425
                                   -----------   -----------   -----------   -----------

The amortized cost and estimated market values of investment securities held-to-maturity as of December 31, 1999, by contractual maturity are shown below:

                                                                      Estimated
                                                      Amortized         Market
                                                        Cost            Value
                                                     -----------     -----------
Due in one year or less                              $ 3,997,721     $ 3,992,030


Due after one year through two                                 0               0
years

Due after two years through three years
                                                       3,992,659       3,914,680

Due after three years through six years
                                                      20,497,340      19,797,715
                                                     -----------     -----------

       Total debt securities                         $28,847,720     $27,704,425
                                                     -----------     -----------

As of December 31, 1999, approximately $24,500,000 of the securities had call options exercisable at the discretion of the issuer. Such call dates varied between September 1999 and June 2001.

As of December 31, 1999, the weighted average yield on the Company's investment security held-to-maturity portfolio was approximately 6.08% while the Company's overall investment portfolio, including securities held-to-maturity, investment securities available-for-sale, overnight deposits and interest earning time deposits with other financial institutions was approximately 5.99%.

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of December 31, 1999, by type of security are as follows:

                    Principal     Unamortized     Unearned       Unrealized       Carrying
                     Balance        Premiums      Discounts      Gain/(Loss)       Value
                  ------------   ------------   ------------    ------------    ------------
Fixed Rate        $  6,316,177   $          0   $     59,648    $    (31,593)   $  6,224,936

Adjustable Rate     30,946,099        234,151          1,258         (75,474)     31,103,518
                  ------------   ------------   ------------    ------------    ------------

                  $ 37,262,276   $    234,151   $     60,906    $   (107,067)   $ 37,328,454
                  ------------   ------------   ------------    ------------    ------------

The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of December 31, 1999, by type of security are as follows:

                                                                       Estimated
                   Principal   Unamortized   Unearned     Carrying       Market
                    Balance     Premiums     Discounts     Value         Value
                  ----------   ----------   ----------   ----------   ----------

Fixed Rate        $   70,968   $        0   $        0   $   70,968   $   70,691

Adjustable Rate    5,160,377       44,877        5,722    5,199,532    5,283,604
                  ----------   ----------   ----------   ----------   ----------

                  $5,231,345   $   44,877   $    5,722   $5,270,500   $5,354,295
                  ----------   ----------   ----------   ----------   ----------

The overall yield on the Company's mortgage-backed securities portfolios as of December 31, 1999, was approximately 6.45%.

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

Options to purchase shares of common stock of the Company may be granted to selected directors, officers and key employees. The number of shares of common stock reserved for issuance under the stock option plan was equal to 121,519 or 10% of the total number of common shares issued pursuant to the conversion. The option exercise price cannot be less than the fair market value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years. Awards generally vest at a rate of 20% per year beginning at the date of the grant. The Company plans to use treasury stock for the exercise of options. The following is a summary of changes in options outstanding:

Options outstanding

     Balance, September 30, 1995                                        103,411
           Granted                                                          -0-
           Exercised at $14.125 per share                                (2,090)
           Forfeited and expired                                            -0-
                                                                       --------
Balance, September 30, 1996                                             101,321
           Granted                                                          -0-
           Exercised at $14.125 per share                                (1,056)
           Forfeited and expired                                            -0-
                                                                       --------
      Balance, September 30, 1997                                       100,276
                                                                       ========

On March 25, 1998, the Company completed a 3 for 2 stock split in the form of a 50% dividend. As a result of the split, the number of outstanding options, option price, options exercisable at year end, and shares available for future grants were adjusted as follows:

Options outstanding

     Balance, September 30, 1997                                        150,411
         Granted                                                            -0-
         Exercised at $9.42 per share                                    (1,568)
         Forfeited and expired                                              -0-
                                                                       --------

     Balance, September 30, 1998                                        148,843
         Granted                                                            -0-
         Exercised at $9.42 per share                                    (1,567)
         Forfeited and expired                                              -0-
                                                                       --------

     Balance, September 30, 1999                                        147,276
                                                                       ========

Options exercisable at December 31, 1999 under stock option plan        116,258
                                                                       ========

Shares available for future grants                                       27,162
                                                                       ========

During the three months ended December 31, 1999, no options were exercised, issued, or forfeited.

NOTE 6 - ADVANCES FROM FEDERAL HOME LOAN BANK

The outstanding advances from the FHLB consisted of the following at December 31, 1999:

         Maturity                    Balance                   Rate
         --------                    -------                   ----

         01/03/2000                $ 2,000,000                 5.30%
         01/13/2000                $37,612,000                 5.78%
         01/13/2000                $ 3,246,000                 5.78%
         12/31/2004                $   251,292                 6.09%
         01/03/2005                $   107,325                 6.03%
         01/01/2013                $   458,488                 6.09%
         01/01/2013                $   435,684                 6.13%
         02/01/2013                $   432,257                 5.91%
         03/03/2014                $   962,863                 5.45%
         04/01/2014                $   927,657                 5.97%
         05/01/2014                $ 1,263,791                 5.66%
         06/01/2014                $   962,247                 5.90%
         07/01/2014                $   888,833                 6.38%
         08/01/2014                $   645,341                 6.37%
         09/01/2014                $   814,132                 6.59%
         10/01/2014                $   713,452                 6.86%
         11/03/2014                $ 1,760,158                 6.77%
         12/01/2014                $   601,711                 6.57%
         01/01/2014                $   389,453                 6.73%

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by all stock and deposit accounts in the FHLB, mortgage collateral, securities collateral, and other collateral.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                December 31, 1999

--------------------------------------------------------------------------------

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The principle business of the Company is that of a community-oriented financial institution attracting deposits from the general public and using such deposits to originate one- to four-family residential loans and, to a lesser extent, commercial real estate, one- to four-family construction, multi-family, commercial and consumer loans. These funds have also been used to purchase mortgage-backed securities, U. S. government and agency obligations and other permissible investments. The Company also borrows funds from the Federal Home Loan Bank of Dallas ("FHLB") to fund loans and to purchase securities. The ability of the Company to attract deposits is influenced by a number of factors, including interest rates paid on competing investments, account maturities and levels of personal income and savings. The Company's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which is in turn affected by the interest rates at which such loans are made, general economic conditions affecting loan demand, the availability of funds for lending activities, economic conditions and changes in real estate values.

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

The Company has expanded its product lines to include commercial and consumer loans, debit and credit cards, an ATM machine and cards, safe deposit boxes, and a full range of business and personal checking and deposit accounts. With the introduction of new products and services, the Company opened an additional full-service office located in South Tyler in 1999.

The start-up costs associated with the new product lines and the expansion are significant and the Company does not anticipate the new branch office to be profitable immediately. However, management believes that the long-term future of the Company is dependent upon the success of this change.

FINANCIAL CONDITION

Total assets were $159.7 million at December 31, 1999, a $6.0 million increase from the $153.7 million reported at September 30, 1999, the Company's most recent fiscal year end. The increase in total assets was the result of a $4.4 million increase in mortgage-backed securities available-for-sale, a $483,000 increase in investment securities available-for-sale, a $2.0 million increase in interest-earning deposits with banks and a $1.2 million increase in loans receivable. The increases were partially offset by a $537,000 decline in mortgage-backed securities held to maturity and a 2.3 million decrease in investment securities held to maturity.

At December 31, 1999, loans receivable totaled $68.5 million, compared to $67.3 million at September 30, 1999. The increase in loans receivable was partially the result of the Company's decision to continue to place all of it's 15 year and shorter maturity mortgage loans into portfolio. In addition, the Company's commercial and consumer loan portfolio increased to $4.4 December 31, 1999 from $2.6 million at September 30, 1999.

The Company continued to offer home equity loans and as of December 31, 1999, the Company had approximately $4.1 million in home equity and home improvement loans outstanding.

The increase in the mortgage-backed securities available-for-sale portfolio was primarily the result of the Company's decision to continue its program of borrowing funds from the FHLB and investing the proceeds into mortgage-backed and similar securities in an effort to achieve a positive margin on the transaction. At December 31, 1999, the portfolio totaled $37.3 million, compared to $32.9 million at September 30, 1999. At December 31, 1999, the average yield on the securities in the program was approximately 6.39% while the cost of the FHLB advance was approximately 5.78%, resulting in a pre-tax interest rate margin of 61 basis points.

The purpose of the program is to leverage a portion of the Company's excess capital and to achieve a rate of return on the difference in the rate earned on the securities and the cost of the advances. The success of the program will be dependent upon several factors, including the Company's ability to purchase adjustable rate securities that will maintain a positive margin above the FHLB advance rates. The Company borrows funds from the FHLB with terms of approximately thirty days and invests in mortgage-backed securities with interest rate adjustment frequencies that vary between one month and one year. Subject to favorable interest rates, the Company intends to maintain the size of the plan at it current level. Alternatively, the Company may decrease the size of the program, depending upon its ability to invoice its loans receivable portfolio.

The investment security available-for-sale portfolio consists of corporate debt securities. The corporate debt securities have a fixed rate and term. The Company invests only in investment grade corporate debt with varying maturities and ratings. All corporate debt securities have maturities of less than or equal to six years. The yield on the investment security available-for-sale portfolio was 6.43% at December 31, 1999.

At December 31, 1999, the investment securities held-to-maturity portfolio totaled $28.5 million, compared to $30.5 million at September 30, 1999. At December 31, 1999, the overall yield on the portfolio was approximately 6.08%, compared to 6.07% at September 30, 1999. At December 31, 1999, the portfolio contained $4.0 million in securities with remaining terms until maturity of less than one year, $4.0 million with remaining maturities of two through three years and $20.5 million with remaining maturities of three through six years. Approximately $24.5 million of the investment securities are callable at the discretion of the issuer, and the call dates range from September 1999 to June 2001.

The Company's mortgage-backed securities held-to-maturity portfolio totaled $5.2 million at December 31, 1999, compared to $5.8 million at September 30, 1999. The decrease in mortgage-backed securities held-to-maturity was primarily due to principal payments received on the portfolio during the period and the Company's decision to increase its loan receivable and mortgage-backed securities available-for-sale portfolio. The weighted average yield on the portfolio was approximately 6.86% at December 31, 1999.

Total deposits were $86.3 million at December 31, 1999, a $1.2 million decrease from the $87.5 million reported at September 30, 1999. The Company's cost of deposits was approximately 4.92% at December 31, 1999.

The Company reported $54.5 million in borrowed funds at December 31, 1999, an increase of $9.8 million from the $45.1 million reported at September 30, 1999. Approximately $37.3 million of the borrowed funds were used to invest in mortgage-backed securities available-for-sale. The advances had a remaining term of less than 30 days and had an interest rate of 5.78%. Approximately $9.9 million was used to fund 15 year loans at an average rate of 6.26%, with the remaining $1.4 million in advances used to fund a portion of the Company's commercial real estate loan portfolio at a weighted average cost of approximately 6.04%.

Stockholders' equity totaled $16.6 million at December 31, 1999, a decrease of $1.8 million from the $18.4 million reported at September 30, 1999. The decrease was primarily attributable to the $1.9 million increase in treasury stock, the payment of cash dividends in the amount of $65,000. The decrease was partially offset by net income of $93,758 reported for the three months ended December 31, 1999, and a $29,000 decrease in deferred compensation.

At December 31, 1999, the Company reported a book value per share of $14.28 based on 1,162,320 net outstanding shares. During the three months ended December 31, 1999, the Company repurchased 132,100 shares of treasury stock at an average price of $14.25 per share. The result was an increase in the number of shares held as treasury stock to 722,172 at an average cost of $12.28 per share.

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

COMPARISON OF THE THREE MONTHS ENDED December 31, 1999
         AND December 31, 1998

General. Net income for the three months ended December 31, 1999 was $93,758 or $.08 per share, a decrease of $56,273 from the $150,031 or $.11 per share reported for the three months ended December 31, 1998. The decrease in net income was attributable to a $69,000 decline in noninterest income and a $54,000 increase in total non-interest expense. The decline in net interest income and the increase in noninterest expense was partially offset by a $36,000 decrease in income tax expense.

Net Interest Income. For the quarter ended December 31, 1999, net interest income before provision for loan losses totaled $857,000, an increase of $36,000 from the $821,000 reported for the quarter ended December 31, 1998. On an annualized basis, the $857,000 in net interest income for the current quarter was approximately 2.27% of average interest earning assets and 2.19% of average total assets. For the quarter ended December 31, 1998, the $821,000 in net interest income was approximately 2.66% of average interest earning assets and 2.56% of average total assets. Average interest earning assets were approximately $150.8 million for the quarter ended December 31, 1999, compared to $123.4 million for the quarter ended December 31, 1998.

The increase in net interest income was due to an increase in average interest earning assets from $134.0 million at Setember 30, 1999 to 150.8 million at December 31, 1999. The yield on the Company's average interest-earning assets declined from 6.99% for the quarter ended December 31, 1998 to 5.69% for the quarter ended December 31, 1999. The decrease was partially due to the Company's decision to continue its program of borrowing funds from the FHLB and investing in short-term adjustable rate securities at yields lower than that for loans. The result was that overall yields on interest earning assets declined but the volume in the program offset the decline in yield. As a result, net interest income increased. Also, the overall yield on interest earning assets has declined as cash flow from interest earning assets has been reinvested at lower interest rates.

Interest rates on the Company's primary source of funds, certificates of deposit, have not decreased as rapidly. Continued competition for deposits in the Company's market has compelled the Company to continue to pay higher interest rates in order to maintain current deposit levels. For the quarter ended December 31, 1999, the $1.0 million in interest expense on deposits was, on an annualized basis, approximately 4.87% of average interest costing deposits, compared to 5.00% for the same quarter in 1998. On an annualized basis, the $1.8 million in total interest expense, reported for the quarter ended December 31, 1999, was approximately 5.24% of average interest costing liabilities outstanding for the quarter. For the quarter ended December 31, 1998, the $1.3 million in total interest expense was approximately 5.00% of average interest costing liabilities.

Total interest income was $2.6 million for the quarter ended December 31, 1999, an increase of $466,000 from the $2.2 million reported for the same quarter in 1998. Interest income on loans-receivable totaled $1.3 million or 7.74% of average loans receivable balances outstanding for the quarter ended December 31, 1999. For the three months ended December 31, 1998, interest income on loans-receivable was approximately 7.82% of average loans receivable balances. In 1999, the Company implemented a wholesale funded loan program. The program, designed to leverage a portion of the Company's excess capital, allows the Company to portfolio 15-year loans with lower interest rates. The loans are funded with a combination of long-term amortizing and short term advances from the FHLB. As a result, the Company was able to increase its loans receivable portfolio and maintain interest income from loans receivable despite lower mortgage rates. The growth was at marginal yields at less than the average in the portfolio and the result was a decline in the average yield on the portfolio. However, the goal of the program was to increase overall net interest income. The increase in the Company's consumer and commercial loan portfolio helped offset the decline in the overall yield of the portfolio. At December 31, 1999, the $4.4 million in such portfolio was approximately 8.75%.

Interest income from mortgage-backed securities available-for sale totaled $578,000 for the three months ended December 31, 1999, compared to $264,000 for the three months ended December 31, 1998. The increase in interest income is a direct result of the increase in the average balance outstanding during the comparable quarters from $16.1 to $35.1 million. Interest income from this portfolio is part of the Company's plan to borrow funds from the FHLB and invest in mortgage-related securities in an effort to achieve a margin on the difference in the investment yield and the cost of the borrowings from the FHLB. The yield on the portfolio was approximately 6.39% at December 31, 1999. [See "Financial Condition"]

Interest income from the investment securities held-to-maturity portfolio totaled $583,000 for the three months ended December 31, 1999, compared to $467,000 for the same quarter in 1998. The increase was primarily the result of an increase in the average balance outstanding in the portfolio from $27.1 million for the three months ended December 31, 1998 to $29.5 million for the three months ended December 31, 1999.

Interest income from the mortgage-backed securities held-to-maturity portfolio totaled $88,000 for the three months ended December 31, 1999, compared to $179,000 for the same period in 1998. Continued cash flow from prepayments on the adjustable rate securities in the portfolio was redirected into the Company's lending operations and its investment securities held-to-maturity portfolio to replace matured or called investment securities. The result was a decline in interest income from the portfolio.

Interest paid to depositors totaled $1.0 million for the three months ended December 31, 1999, down $62,000 from the $1.1 million for the three months ended December 31, 1998. Average deposit balances declined $3.2 million from $87.2 million for the quarter ended December 30, 1998 to $84.0 million for the quarter ended December 31, 1999.

Interest on FHLB advances was $728,000 for the three months ended December 31, 1999, compared to $251,000 for the same period in 1998. The increase was a direct result of the continued increase in total FHLB advances in the Company's program to match fund 15 year loans and securities with advances.

Provision For Loan Losses. The Company made no provision for loan losses for the quarter ended December 31, 1999 or for the quarter ended December 31, 1998. [See
- "Asset Quality"]

Noninterest Income. Noninterest income totaled $60,000 for the three months ended December 31, 1999, compared to $129,000 for the same period in 1998, a $69,000 decrease.

The decrease in noninterest income was the result of a decline in gains on sales of interest earning assets of $64,000 as fewer loans were sold into the secondary market. The decision to sell fewer loans into the secondary market was a direct result of the Company's decision, in January 1999, to fund loans, otherwise sellable into the secondary market, with FHLB advances and place such loans into portfolio.

Noninterest Expenses. Noninterest expenses totaled $768.000 for the three months ended December 31, 1999, compared to $714,000 for the three months ended December 31, 1998.

The increase in noninterest expense was the result of an $78,000 increase in compensation and benefits expense from $510,000 for the three months ended December 31, 1998 to $588,000 for the three months ended December 31, 1999. Also, there was a $49,000 increase in occupancy and equipment expense from $73,000 for the three months ended December 31, 1998 to $113,000 for the three months ended December 31, 1999. The increase in both compensation and benefits expense and occupancy and equipment expense were the result of additional compensation for the staffing of a new full-service office opened for business in April 1999. Additional expenses associated with the funding of the Company's defined benefit pension plan and additional expenses associated with the Company's Employee Stock Ownership Plan accounted for a portion of the increase in compensation and benefits expense. At December 31, 1999 the new location had approximately $4.4 million in loan.

Provision For Income Taxes. The Company incurred federal income tax expense of $55,000 or 37.0% of pre-tax income for the three months ended December 31, 1999, compared to $86,000 or 36.4% of pre-tax income for the three months ended December 31, 1998.

ASSET QUALITY

At December 31, 1999, the Company's  non-performing  assets totaled  $296,000 or
 .19% of total assets, compared to $768,000 or .50% of total assets at September 30, 1999. At December 31, 1999, non-performing assets were comprised of fourteen
(14) loans, the largest of which was $240,000, secured by a single family dwelling.

Non-performing loans at December 31, 1999 equaled $293,000 or .43% of loans receivable, compared to $768,000 or 1.14% of loans receivable at September 30, 1999.

Classified assets totaled $776,000 or .49% of total assets at December 31, 1999, compared to $1.1 million or .71% of total assets at September 30, 1999.

Classified assets and non-performing assets differ in that classified assets may include loans less than ninety (90) days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. All classified assets at December 31, 1999, were deemed to be "substandard". No assets were classified "doubtful" or "loss" as of such date.

The Company's allowance for loan losses totaled $270,084 at December 31, 1999, a slight increase from the $270,039 at September 30, 1999. The allowance for loan losses as a percentage of loans receivable equaled .39% at December 31, 1999 and
 .40% at September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits from customers, advances from the FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities, sales of loans and operations.

The Association uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At December 31, 1999, the Association had outstanding commitments to extend credit on $1.4 million of real estate loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $16.6 million at December 31, 1999, a decrease of $1.8 million from the $18.4 million reported at September 30, 1999. The decrease was the result of the $1.9 increase in treasury stock and the $64,721 cash dividend paid during the quarter. The decrease was offset by the $93,758 net income reported for the three month period ended December 31, 1999, and a $19,397 decrease in deferred compensation.

As of December 31, 1999, the Company's reported book value per share, using total stockholders' equity of $16.6 million (net of the cost of unallocated ESOP and RRP shares) and 1,162,320 outstanding shares of common stock (the total issued shares including unallocated ESOP and RRP shares, less treasury shares), equaled $14.28 per share.

Subsequent to the quarter ended December 31, 1999, the Company announced its intention to pay a cash dividend of $.05 per share on February 23, 2000, to stockholders of record at February 8, 2000.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Congress imposed a three part capital requirement for thrift institutions. At December 31, 1999, the Association's actual and required capital amounts under each of the three requirements were as follows:

- Tangible Capital (stockholders' equity) was $17.8 million or 11.143% of total assets, exceeding the minimum requirement of 1.5% by $15.4 million.

- Core Capital (Tangible capital plus certain intangible assets) was $17.8 million or 11.143% of total assets, exceeding the minimum requirement of 4.0% by $11.4 million.

- Risk-based Capital (Core capital plus general loan and valuation allowances less an adjustment for capitalized mortgage servicing rights) equaled $18.1 million of 27.539% of risk weighted assets, exceeding the minimum requirement of 8.0% of risk weighted assets by $12.8 million.

At December 31, 1999, the Association was considered a "well capitalized" institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

The Company established a management committee to identify all of its systems potentially affected by the year 2000 and to ensure that reprogramming of affected systems is completed. The committee was responsible for testing all company computer systems and ensuring that all third party computer system vendors were Year 2000 compliant.

The Company has undergone three examinations from its primary regulatory authority, the OTS. The Company received satisfactory ratings on all exams. The Company experienced no known problems or business interruptions as a result of the century date change.

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

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                DECEMBER 31, 1999

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

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

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submissions Of Matters To A Vote Of Security Holders

     On January 26, 2000, the Company's Annual Stockholders' Meeting was held to elect directors and ratify the appointment of independent auditors for the current fiscal year. The following are the voting results of each of these matters submitted to stockholders.

     The election of Jack W. Flock                   For               772,835
     and Charles R. Halstead                         Withheld          127,802
     as directors for a three year term              Abstain                 0
     ending January 2003.                            Broker Non-Votes        0

     Ratification of the appointment of              For               772,887
     Bryant And Welborn, L.L.P. as                   Against           127,750
     independent auditors for the                    Abstain                 0
     fiscal year ending
     September 30, 2000.

     The text of the matters referred to in this Item 4 is set forth in the Proxy Statement dated December 22, 1999, previously filed with the Securities and Exchange Commission.

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K

         The following exhibits are filed herewith:

         Exhibit 11.0 - Computation of Earnings Per Share

         Exhibit 27.0 - Financial Data Schedule

     (b)  Reports on Form 8-K

         During the quarter ended December 31, 1999, the Company filed a report on Form 8-K on November 6, 1999, to report the issuance of a press release dated November 16, 1999, announcing the Company's merger agreement with Gilmer Financial Services, Inc.

         During the quarter ended December 31, 1999, the Company filed a report on Form 8-K on November 26, 1999, to report the issuance of a press release dated November 26, 1999, announcing the completion of a stock repurchase.

         During the quarter ended December 31, 1999, the Company filed a report on Form 8-K on December 16, 1999, to report the issuance of a press release dated December 16, 1999, announcing the Company's earnings for the year ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             East Texas Financial Services, Inc.

Date:  February 9, 2000                      /s/ Gerald W. Free
                                             ------------------
                                             Vice Chairman, President and CEO
                                             (Principal Executive Officer)


Date:  February 9, 2000                      /s/  Derrell W. Chapman
                                             -----------------------
                                             Vice President/COO/CFO
                                             (Principal Financial and
                                             Accounting Officer)