Form 10QSB
period 2000-03-31
EAST TEXAS FINANCIAL SERVICES INC
filed 2000-05-12
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended March 31, 2000

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

         The number of shares of the registrant's common stock ($.01 par value) outstanding as of March 31, 2000, was 1,162,320.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 March 31, 2000



                                      INDEX


Part I - Financial Information

     Item 1.  Financial Statements

         Consolidated Statements of Financial Condition, March 31, 2000 (Unaudited) and September 30, 1999

         Consolidated Statements of Income, (Unaudited) three months and six months ended March 31, 2000 and March 31, 1999

         Consolidated Statement of Changes in Stockholders' Equity, (Unaudited) six months ended March 31, 2000

         Consolidated Statements of Cash Flows, (Unaudited) six months ended March 31, 2000, and March 31, 1999

         Notes to (Unaudited) Consolidated Financial Statements, March 31, 2000

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

Signature Page

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 March 31, 2000


--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

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

Net income for the six months ended March 31, 1999 has been restated to reflect an adjustment by the Company's independent auditors at September 30, 1999. Other non-interest income was decreased by $39,000 and income tax expense was decreased by $13,260 to reflect the restatement. The restatement was related to the recovery of a deficiency judgement against a borrower filed in a prior period. The recovery was reported as other non-interest income during the six month period ending March 31, 1999 and was restated and added to the Company's general valuation allowance at the September 30, 1999 audit.

                                    EAST TEXAS FINANCIAL SERVICES, INC.
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                  ASSETS                                                 March 31, 2000    September 30, 1999
                                                                         --------------    ------------------
                                                                           (Unaudited)

Cash and due from banks                                                   $   1,384,331      $   1,019,937
Interest-bearing deposits with banks                                            418,408            974,627
Interest-earning time deposits with financial institutions                    1,485,000          2,461,617
Federal funds sold                                                                    0                  0
Investment securities available-for-sale                                      6,279,944          5,918,750
Mortgage-backed securities available-for-sale                                36,517,765         32,893,809
Investment securities held-to-maturity (estimated market
     value of $27,600,405 at March 31, 2000, and
     $29,948,866 at September 30, 1999)                                      28,492,766         30,481,413
Mortgage-backed securities held-to-maturity (estimated
     market value of $5,257,439 at March 31, 2000
     and $5,949,914 at September 30, 1999)                                    5,097,182          5,806,975
Loans receivable, net of allowance for credit losses of $277,899
     at March 31, 2000 and $270,039 at September 30, 1999                    70,668,125         67,250,334
Accrued interest receivable                                                   1,174,723          1,167,245
Federal Home Loan Bank stock, at cost                                         2,932,200          2,283,000
Premises and equipment                                                        2,575,221          2,607,213
Foreclosed real estate, net of allowance of $-0-                                      0                  0
Mortgage servicing rights                                                       255,152            266,010
Other assets                                                                    899,162            593,991
                                                                          -------------      -------------

     Total Assets                                                         $ 158,179,979      $ 153,724,921
                                                                          =============      =============



     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Noninterest deposits                                                 $   1,992,223      $   2,021,914
     Interest-bearing deposits                                               81,102,901         85,517,925
                                                                          -------------      -------------
         Total deposits                                                      83,095,124         87,539,839

     FHLB advances                                                           57,777,064         45,057,877
     Notes payable to other banks                                                     0                  0
     Advances from borrowers for taxes and insurance                            348,204            823,755
     Federal income taxes
           Current                                                               (4,356)               -0-
           Deferred                                                              33,036            108,184
     Accrued expenses and other liabilities                                     507,070          1,775,938
                                                                          -------------      -------------
     Total liabilities                                                      141,756,142        135,305,593
                                                                          -------------      -------------

Stockholders' equity:
     Preferred stock, $0.01 par value, 500,000
        shares authorized, none outstanding
     Common stock, $0.01 par value, 5,500,000 shares authorized,
        1,884,492 shares issued and 1,162,320 outstanding                        18,845             18,845
     Additional paid-in-capital                                              12,397,167         12,397,167
     Deferred compensation - RRP shares                                         (38,794)           (96,985)
     Unearned employee stock ownership plan shares                             (442,059)          (442,059)
     Unrealized gain/(loss) available-for-sale securities (net)                (343,156)          (148,174)
     Retained earnings (substantially restricted)                            13,699,116         13,675,391
     Treasury stock, 722,172 shares at cost                                  (8,867,282)        (6,984,857)
                                                                          -------------      -------------

           Total stockholder's equity                                        16,423,837         18,419,328
                                                                          -------------      -------------

           Total liabilities and stockholders' equity                     $ 158,179,979      $ 153,724,921
                                                                          =============      =============


The accompanying notes are an integral part of the consolidated financial statements.

                                          EAST TEXAS FINANCIAL SERVICES, INC.
                                           CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months                     Six Months
                                                                Ended March 31,                 Ended March 31,
                                                                  (Unaudited)                     (Unaudited)
                                                            2000            1999             2000             1999
                                                        -----------      -----------      -----------      ----------
INTEREST INCOME Loans receivable:
     First Mortgage                                    $ 1,171,733      $ 1,105,784      $ 2,315,129      $2,227,971
     Consumer and other loans                              164,101           83,109          333,491         159,118
   Securities available for sale:
     Investment securities                                  43,304           37,655          282,847          52,190
     Mortgage-backed securities                            639,370          312,272        1,217,326         576,592
   Securities held to maturity:
     Investment securities                                 556,421          417,734          936,541         885,040
     Mortgage-backed securities                             92,896          138,310          180,898         317,010
   Deposits with banks                                      11,194           50,913           34,815          83,996
                                                       -----------      -----------      -----------      ----------

       Total interest income                             2,679,019        2,145,777        5,301,047       4,301,917
                                                       -----------      -----------      -----------      ----------

INTEREST EXPENSE

   Deposits                                              1,016,244        1,045,721        2,037,824       2,129,252
   FHLB advances                                           835,214          305,619        1,563,556         556,837
   Interest Expense to other banks                           7,291                0           21,979               0
                                                       -----------      -----------      -----------      ----------

       Total interest expense                            1,858,749        1,351,340        3,623,359       2,686,089
                                                       -----------      -----------      -----------      ----------

       Net interest income before
          provision for loan losses                        820,270          794,437        1,677,688       1,615,828

   Provision for loan losses                                   402                0              402               0
                                                       -----------      -----------      -----------      ----------

       Net interest income after
         provision for loan losses                         819,868          794,437        1,677,286       1,615,828
                                                       -----------      -----------      -----------      ----------

NONINTEREST INCOME
   Gain(loss) on sale of interest-earning assets            10,974           28,589           23,182         105,065
   Loan origination and commitment fees                      7,824           23,450           19,783          47,058
   Loan servicing fees                                      16,415           18,950           31,332          29,733
   Gain on foreclosed real estate                             (445)          (2,068)            (855)            302
   Other                                                    22,903            5,787           44,128          21,249
                                                       -----------      -----------      -----------      ----------

       Total noninterest income                             57,671           74,708          117,570         203,407
                                                       -----------      -----------      -----------      ----------

NONINTEREST EXPENSE
   Compensation and benefits                               496,407          518,609        1,068,510       1,028,684
   Occupancy and equipment                                 131,885           68,687          260,196         114,891
   SAIF deposit insurance premium                           15,611           13,480           17,702          26,464
   Loss on foreclosed real estate                                0                0                0           2,069
   Other                                                   145,596          171,384          211,181         314,321
                                                       -----------      -----------      -----------      ----------

       Total noninterest expense                           789,499          772,160        1,557,589       1,486,429
                                                       -----------      -----------      -----------      ----------

Income (loss) before provision for income taxes             88,040           96,985          237,267         332,806

Income tax expense (benefit)                                35,237           39,606           90,705         125,396
                                                       -----------      -----------      -----------      ----------

NET INCOME (LOSS)                                      $    52,803      $    57,379      $   146,562      $  207,410
                                                       ===========      ===========      ===========      ==========


Earnings per common share                              $       .05      $       .04      $       .13      $      .15
Earnings per common share - assuming dilution                  .05              .04              .12             .15

The accompanying notes are an integral part of the consolidated financial statements.

                                         EAST TEXAS FINANCIAL SERVICES, INC.
                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     (UNAUDITED)

       SIX MONTHS ENDED
       March 31, 2000

                              Common Stock      Unearned   Unallocated    Unrealized
                              and Additional      RRP         ESOP      Gain(Loss) on     Retained      Treasury
                              Paid in Capital    Shares      Shares     AFS Securities    Earnings        Stock
                              ---------------    ------      ------     --------------    --------        -----
Balance September 30, 1999     $ 12,416,012   $ (96,985)  $ (442,059)   $ (148,174)    $ 13,675,391   $ (6,984,857)

Comprehensive income:
     Net Income                                                                            146,562
     Unrealized holding gains                                             (194,982)

Comprehensive income

Deferred compensation
     amortization                                58,191
Purchase of treasury stock
     at cost                                                                                           (1,882,425)
Payment of cash dividends                                                                 (122,837)
Balance March 31, 2000         $ 12,416,012   $ (38,794)  $ (442,059)   $ (343,156)    $ 13,699,116   $ (8,867,282)
                               ============   =========   ==========    ==========     ============   ============


                                                      Total
                                 Comprehensive    Stockholder's
                                      Income          Equity
                                      ------          ------
Balance September 30, 1999         $             $ 18,419,328

Comprehensive income:
     Net Income                      146,562          146,562
     Unrealized holding gains
                                   ---------
Comprehensive income               $ 146,562
                                   =========

Deferred compensation
     amortization                                      58,191
Purchase of treasury stock
     at cost                                       (1,882,425)
Payment of cash dividends                            (122,837)
Balance March 31, 2000                             16,423,837
                                                   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                               EAST TEXAS FINANCIAL SERVICES, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)

                                                                      For the Six Months Ended
                                                                              March 31,
                                                                       2000            1999
                                                                   -----------      -----------
Cash flows from operating activities:
     Net income                                                    $   146,562      $   233,150
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of deferred loan origination fees                 (2,113)          10,715
         Amortization of premiums and discounts on investment
            securities, mortgage-backed securities, and loans           24,220           78,783
         Amortization of deferred compensation                          58,191           58,191
         Compensation charge related to release of ESOP shares          33,075           55,921
         Depreciation                                                   74,292           45,780
         Deferred income taxes                                          25,298           60,838
         Stock dividends on FHLB stock                                 (80,400)         (31,582)
         Origination of mortgage servicing rights                      (20,426)         (86,422)
         Amortization of mortgage servicing rights                      31,284           38,939
         Net (gain) loss on sale of:
              Securities held to maturity                                    0                0
              Foreclosed real estate                                         0            2,069
              Fixed assets                                                   0                0
              Net loss on disposal of fixed assets                           0                0
              Other assets                                                   0                0
              Loans                                                     (2,188)         (18,642)
              Loans held for sale                                            0                0
         Net (gain) loss on disposal of fixed assets                       228                0
         Proceeds from loan sales                                    1,775,893        6,661,864
         Originations of loans held for sale                                 0                0
         Proceeds from sale of fixed assets                                  0                0
         (Increase) decrease in:
              Accrued interest receivable                               (7,478)          13,308
              Other assets                                            (305,171)         828,812
              Accrued loan loss                                              0            1,247
         Increase (decrease) in:
              Federal income tax payable                                (4,356)         (53,725)
              Accrued expenses and other liabilities                (1,294,166)        (861,459)
         Capitalized interest on time deposits                               0                0

Net cash provided (used) by operating activities                      (452,745)       7,037,787
                                                                   -----------      -----------

The accompanying notes are an integral part of the financial statements.

                                      EAST TEXAS FINANCIAL SERVICES, INC.
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)
                                                                                  For the Six Months End
                                                                                          March 31,
                                                                                  2000               1999
                                                                             -------------      -------------
Cash flows from investing activities
     Purchases of interest earning time deposits                                         0           (600,000)
     Net decrease (increase) in fed funds sold                                           0            129,187
     Proceeds from maturity of time deposits                                       976,617                  0
     Proceeds from maturities of obligations - U.S. Govt
        and agencies held to maturity                                            2,000,000         (4,997,656)
     Purchases of FHLB stock                                                      (568,800)          (597,500)
     Purchases of investment securities available-for-sale                        (485,930)        (3,073,051)
     Purchases of mortgage-backed securities available-for-sale                 (5,208,739)       (12,513,589)
     Principal payments on mortgage-backed securities available for sale         1,385,298          3,101,656
     Principal payments on mortgage-backed securities held to maturity             703,015          3,186,390
     Net originations and principal collections on loans                        (5,200,501)        (7,413,269)
     Capitalized acquisition cost related to foreclosed real estate                 (4,221)                 0
     Proceeds from sale of foreclosed real estate                                    6,325             32,432
         Expenditures for premises and equipment                                   (42,528)          (427,202)
                                                                             -------------      -------------

Net cash provided (used) by investing activities                                (6,439,464)       (15,447,602)
                                                                             -------------      -------------

Cash flows from financing activities:
     Net increase (decrease) in:
     Non-interest bearing deposits, savings, NOW accounts                          (29,691)         1,186,065
     Time deposits                                                              (4,415,024)          (753,203)
         FHLB Advances                                                         268,146,206        145,510,909
         Repayment of FHLB Advances                                           (255,427,019)      (133,549,323)
         Other borrowed money                                                    1,500,000                  0
         Repayment of other borrowed money                                      (1,500,000)                 0
         Advances from borrowers for taxes and insurance                          (475,551)          (520,554)
     Dividends paid to stockholders                                               (121,602)          (140,375)
     Purchase of treasury stock                                                 (1,882,425)          (729,831)
     Proceeds from sale of common stock                                                  0                  0
                                                                             -------------      -------------

Net cash provided (used) by financing activities                                 5,794,894         11,003,688
                                                                             -------------      -------------

Net increase (decrease) in cash and cash equivalents                              (191,825)         2,593,873

Cash and cash equivalents at beginning of the period                             1,994,564          1,697,058
                                                                             -------------      -------------

Cash and cash equivalents at end of the period                               $   1,802,739      $   4,290,931
                                                                             =============      =============

Supplemental disclosure:
     Cash paid for:
         Interest on deposits                                                $     696,247      $   2,129,252
         Interest on FHLB advances and other borrowed funds                  $   1,585,535      $           0
         Income taxes                                                        $      59,764      $     145,257

     Transfers from loans to real estate
        acquired through foreclosures                                        $       2,966      $           0

     Loans charged off to loan loss reserves                                 $       2,231      $           0

     Recoveries credited to loan loss reserves                               $      10,091      $           0

The accompanying notes are an integral part of the consolidated financial statements

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY


             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000


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

NOTE 2 - EARNINGS PER SHARE

Earnings per common share for the three months and six months ended March 31, 2000 and 1999, has been computed based on net income divided by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2000 and 1999, the weighted average number of shares outstanding totaled 1,096,007 and 1,335,051, shares respectively. For the six months ended March 31, 2000 and 1999, the weighted average number of shares outstanding totaled 1,152,678 and 1,362,176 shares respectively.

Earnings per common share - assuming dilution, for the three months and six months ended March 31, 2000 and 1999, has been computed based on net income divided by the weighted average number of common shares outstanding. In addition, it includes the effects of all dilutive potential common shares that were outstanding during the period. For the three months ended March 31, 2000 and 1999, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,096,007 and 1,348,110, shares respectively. For the six months ended March 31, 2000 and 1999, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,175,462 and 1,374,721 shares respectively.

For both earnings per share and earnings per common share - assuming dilution and as prescribed by the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employer's Accounting for Employees Stock Ownership Plans, the weighted average number of shares outstanding does not include unallocated Employee Stock Ownership Plan ("ESOP") shares.

See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three month and six month period ended March 31, 2000 and 1999.

NOTE 3 - SECURITIES

The carrying values and estimated market values of investment securities available-for-sale as of March 31, 2000, by type of security are as follows:

                     Principal    Unamortized    Unearned      Unrealized      Carrying
                      Balance      Premiums     Discounts     Gain/(Loss)        Value
                      -------      --------     ---------     -----------        -----
Fixed Rate          $6,500,000     $65,249     $  47,321      $  (237,984)     $6,279,944

Adjustable Rate              0           0             0                0               0
                    ----------     -------     ---------      -----------      ----------

                    $6,500,000     $65,249     $  47,321      $  (237,984)     $6,279,944
                    ----------     -------     ---------      -----------      ----------

The weighted average yield on the investment security available-for-sale portfolio was approximately 6.43% at March 31, 2000.

The amortized cost and estimated market values of investment securities held-to-maturity as of March 31, 2000, are as follows:

                                                      Gross          Gross        Estimated
                                      Amortized    Unrealized      Unrealized       Market
                                         Cost         Gains          Losses         Value
                                     -----------     --------     -----------     -----------
Debt securities:

      U. S. government agency         28,492,766            0         892,361      27,600,405
                                     -----------     --------     -----------     -----------

           Total debt securities     $28,492,766     $      0     $   892,361     $27,600,405
                                     -----------     --------     -----------     -----------

The amortized cost and estimated market values of investment securities held-to-maturity as of March 31, 2000, by contractual maturity are shown below:

                                                                             Estimated
                                                           Amortized            Market
                                                             Cost               Value
                                                         ------------       ------------
              Due in one year or less                     $ 3,998,835        $ 3,994,840

              Due after one year through two years          1,000,000            972,810

              Due after two years through three years       8,496,565          8,246,945

              Due after three years through six years      14,997,366         14,385,810
                                                         ------------       ------------

                     Total debt securities               $ 28,492,766       $ 27,600,405
                                                         ------------       ------------

As of March 31, 2000, approximately $24,500,000 of the securities had call options exercisable at the discretion of the issuer. Approximately $8.5 million of the securities were immediately callable. The remainder had call dates that varied between April 2000 and June 2001.

As of March 31, 2000, the weighted average yield on the Company's investment security held-to-maturity portfolio was approximately 6.08% while the Company's overall investment portfolio, including securities held-to-maturity, investment securities available-for-sale, overnight deposits and interest earning time deposits with other financial institutions was approximately 6.12%.

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of March 31, 2000, by type of security are as follows:

                      Principal   Unamortized     Unearned       Unrealized        Carrying
                      Balance       Premiums     Discounts       Gain/(Loss)         Value
                    -----------     --------     ---------      ------------      -----------
Fixed Rate          $ 5,984,187     $      0     $  51,928      $   (138,917)     $ 5,793,342


Adjustable Rate      30,653,583      215,020         1,148          (143,032)      30,724,423
                    -----------     --------     ---------      ------------      -----------

                    $36,637,770     $215,020     $  53,076      $   (281,949)     $36,517,765
                    -----------     --------     ---------      ------------      -----------

The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of March 31, 2000, by type of security are as follows:

                                                                              Estimated
                    Principal    Unamortized    Unearned      Carrying         Market
                      Balance      Premiums     Discounts       Value          Value
                    ----------     -------     ----------     ----------     ----------
Fixed Rate          $   49,365     $     0     $        0     $   49,365     $   49,071

Adjustable Rate      5,012,051      40,700          4,934      5,047,817      5,208,368
                    ----------     -------     ----------     ----------     ----------

                    $5,061,416     $40,700     $    4,934     $5,097,182     $5,257,439
                    ----------     -------     ----------     ----------     ----------


The overall yield on the Company's mortgage-backed securities portfolios as of March 31, 2000, was approximately 6.77%.

NOTE 4 - CURRENT ACCOUNTING ISSUES

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

Options to purchase shares of common stock of the Company may be granted to selected directors, officers and key employees. The number of shares of common stock reserved for issuance under the stock option plan was equal to 121,519 or 10% of the total number of common shares issued pursuant to the conversion. The option exercise price cannot be less than the fair market value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years. Awards generally vest at a rate of 20% per year beginning at the date of the grant. The Company uses treasury stock for the exercise of options. The following is a summary of changes in options outstanding:

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
                                                                       ========


On March 25, 1998, the Company completed a 3 for 2 stock split in the form of a 50% dividend. As a result of the split, the number of outstanding options, option price, options exercisable at year end, and shares available for future grants were adjusted as follows:

Options outstanding
     Balance, September 30, 1997                                        150,411
         Granted                                                            -0-
         Exercised at $9.42 per share                                    (1,568)
         Forfeited and expired                                              -0-
                                                                       --------

     Balance, September 30, 1998                                        148,843
         Granted                                                            -0-
         Exercised at $9.42 per share                                    (1,567)
         Forfeited and expired                                              -0-
                                                                       --------

     Balance, September 30, 1999                                        147,276
                                                                       ========

Options exercisable at March 31, 2000 under stock option plan           116,258
                                                                       ========

Shares available for future grants                                       27,162
                                                                       ========

During the six months ended March 31, 2000, no options were exercised, issued, or forfeited.

NOTE 6 - ADVANCES FROM FEDERAL HOME LOAN BANK

The outstanding advances from the FHLB consisted of the following at March 31, 2000:

                  Maturity                Balance             Rate

                  04/04/2000           $  4,500,000           5.91%
                  04/04/2000           $    500,000           5.91%
                  04/04/2000           $    500,000           6.00%
                  04/10/2000           $    500,000           6.11%
                  04/11/2000           $  3,545,000           5.86%
                  04/11/2000           $ 36,944,000           5.86%
                  12/31/2004           $    249,384           6.09%
                  01/03/2005           $    102,778           6.03%
                  01/01/2013           $    452,709           6.09%
                  01/01/2013           $    430,208           6.13%
                  02/01/2013           $    426,786           5.91%
                  03/03/2014           $    931,971           5.45%
                  04/01/2014           $    898,411           5.97%
                  05/01/2014           $  1,223,721           5.66%
                  06/01/2014           $    932,031           5.90%
                  07/01/2014           $    861,369           6.38%
                  08/01/2014           $    625,453           6.37%
                  09/01/2014           $    789,265           6.59%
                  10/01/2014           $    691,880           6.86%
                  11/03/2014           $  1,707,030           6.77%
                  12/01/2014           $    583,477           6.57%
                  01/01/2015           $    381,590           6.73%

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by all stock and deposit accounts in the FHLB, mortgage collateral, securities collateral, and other collateral.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 March 31, 2000




Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The principle business of the Company is that of a community-oriented financial institution attracting deposits from the general public and using such deposits to originate one- to four-family residential loans, commercial real estate, one- to four-family construction, multi-family, commercial and consumer loans. These funds have also been used to purchase mortgage-backed securities, U. S. government and agency obligations and other permissible investments. The Company also borrows funds from the Federal Home Loan Bank of Dallas ("FHLB") to fund loans and to purchase securities. The ability of the Company to attract deposits is influenced by a number of factors, including interest rates paid on competing investments, account maturities and levels of personal income and savings. The Company's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which is in turn affected by the interest rates at which such loans are made, general economic conditions affecting loan demand, the availability of funds for lending activities, economic conditions and changes in real estate values.

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

FINANCIAL CONDITION

Total assets were $158.2 million at March 31, 2000, a $4.5 million increase from the $153.7 million reported at September 30, 1999, the Company's most recent fiscal year end. The increase in total assets was the result of a $3.6 million increase in mortgage-backed securities available-for-sale, a $3.4 million increase in loans receivable and a $361,000 increase in investment securities available-for-sale and. The increases were partially offset by a $710,000 decline in mortgage-backed securities held to maturity, a 1.7 million decrease in investment securities held to maturity and a $556,000 decline in interest-earning deposits with banks.

At March 31, 2000, loans receivable totaled $70.7 million, compared to $67.3 million at September 30, 1999.

The Company's commercial and consumer loan portfolio increased to $6.4 March 31, 2000 from $2.6 million at September 30, 1999. The increase was a direct result of the company's new South Broadway location and it's focus on this type of lending.

The increase in the mortgage-backed securities available-for-sale portfolio was primarily the result of the Company's decision to continue its program of borrowing funds from the FHLB and investing the proceeds into mortgage-backed and similar securities in an effort to achieve a positive margin on the transaction. At March 31, 2000, the portfolio totaled $36.5 million, compared to $32.9 million at September 30, 1999. At March 31, 2000, the average yield on the securities in the program was approximately 6.71% while the cost of the FHLB advance was approximately 5.86%, resulting in a pre-tax interest rate margin of 85 basis points.

The purpose of the program is to leverage a portion of the Company's excess capital and to achieve a rate of return on the difference in the rate earned on the securities and the cost of the advances. The success of the program is dependent upon several factors, including the Company's ability to purchase adjustable rate securities that will maintain a positive margin above the FHLB advance rates. The Company borrows funds from the FHLB with terms of approximately thirty days and invests in mortgage-backed securities with interest rate adjustment frequencies that vary between one month and one year. The Company intends to maintain the size of the plan at it current level. Alternatively, the Company may decrease the size of the program, depending upon its ability to increase its loans receivable portfolio.

The investment security available-for-sale portfolio consists of corporate debt securities. The corporate debt securities have a fixed rate and term. The Company invests only in investment grade corporate debt with varying maturities and ratings. All corporate debt securities have maturities of less than or equal to six years. The yield on the investment security available-for-sale portfolio was 6.43% at March 31, 2000.

At March 31, 2000, the investment securities held-to-maturity portfolio totaled $28.5 million, compared to $30.5 million at September 30, 1999. At March 31, 2000, the overall yield on the portfolio was approximately 6.08%, compared to 6.07% at September 30, 1999. At March 31, 2000, the portfolio contained $4.0 million in securities with remaining terms until maturity of less than one year, $1.0 million with remaining maturities of one through two years, 8.5 million with remaining maturities of two through three years and $15.0 million with remaining maturities of three through six years. Approximately $24.5 million of the investment securities are callable at the discretion of the issuer.

The Company's mortgage-backed securities held-to-maturity portfolio totaled $5.1 million at March 31, 2000, compared to $5.8 million at September 30, 1999. The decrease in mortgage-backed securities held-to-maturity was primarily due to principal payments received on the portfolio during the period and the Company's decision to increase its loan receivable and mortgage-backed securities available-for-sale portfolio. The weighted average yield on the portfolio was approximately 7.168% at March 31, 2000.

Total deposits were $83.1 million at March 31, 2000, a $4.4 million decrease from the $87.5 million reported at September 30, 1999. The Company's cost of deposits was approximately 5.05% at March 31, 2000.

The Company reported $57.8 million in borrowed funds at March 31, 2000, an increase of $12.7 million from the $45.1 million reported at September 30, 1999. Approximately $36.9 million of the borrowed funds were used to invest in mortgage-backed securities available-for-sale. The advances had a remaining term of less than 30 days and had an interest rate of 5.86%. Approximately $9.6 million was used to fund 15 year loans at an average rate of 6.26%, with the remaining $1.4 million in advances used to fund a portion of the Company's commercial real estate loan portfolio at a weighted average cost of approximately 6.04%.

Stockholders' equity totaled $16.4 million at March 31, 2000, a decrease of $2.0 million from the $18.4 million reported at September 30, 1999. The decrease was primarily attributable to a $1.9 million increase in treasury stock, the payment of cash dividends in the amount of $123,000. The decrease was partially offset by net income of $146,562 reported for the six months ended March 31, 2000, and a $58,000 decrease in deferred compensation.

At March 31, 2000, the Company reported a book value per share of $14.13 based on 1,162,320 net outstanding shares. During the six months ended March 31, 2000, the Company repurchased 132,100 shares of treasury stock at an average price of $14.25 per share. The result was an increase in the number of shares held as treasury stock to 722,172 at an average cost of $12.28 per share.

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

COMPARISON OF THE THREE MONTHS ENDED March 31, 2000
         AND March 31, 1999

General. Net income for the three months ended March 31, 2000 was $52,805 or $.05 per share, a decrease of $4,574 from the $57,379 or $.04 per share reported for the three months ended March 31, 1999. The decrease in net income was attributable to a $17,000 decline in noninterest income and a $17,000 increase in total non-interest expense. The decline in noninterest income and the increase in noninterest expense was partially offset by a $26,000 increase in net interest income and a $4,000 decrease in income tax expense.

Net Interest Income. For the quarter ended March 31, 2000, net interest income before provision for loan losses totaled $820,000, an increase of $26,000 from the $794,000 reported for the quarter ended March 31, 1999. On an annualized basis, the $820,000 in net interest income was approximately 2.15% of average interest earning assets and 2.06% of average total assets. For the quarter ended March 31, 1999, the $794,000 in net interest income was approximately 2.48% of average interest earning assets and 2.37% of average total assets. Average interest earning assets were approximately $152.7 million for the quarter ended March 31, 2000, compared to $128.2 million for the quarter ended March 31, 1999.

The increase in net interest income was primarily due to an increase in interest earning assets from $129.0 million at March 31, 1999 to 151.9 million at March 31, 2000. Also, the yield on the Company's average interest-earning assets increased from 6.68% for the quarter ended March 31, 1999 to 7.02% for the quarter ended March 31, 2000. The increase was partially due to the Company's decision to begin offering consumer and commercial loans and the increase in volume of such loans. In addition, the overall rise in interest rates has helped increase the yield on interest earnings assets.

Total interest income was $2.7 million for the quarter ended March 31, 2000, an increase of $500,000 from the $2.2 million reported for the same quarter in 1999. Interest income on loans-receivable totaled $1.3 million or 7.68% of average loans receivable balances outstanding for the quarter ended March 31, 2000. For the three months ended March 31, 1999, interest income on loans-receivable was approximately 7.74% of average loans receivable balances. The increase in the Company's consumer and commercial loan portfolio helped increase the overall yield of the portfolio. At March 31, 2000, the $6.4 million in the portfolio was approximately 9.04%.

For the quarter ended March 31, 2000, the $1.0 million in interest expense on deposits was, on an annualized basis, approximately 4.80% of average interest costing deposits, compared to 4.78% for the same quarter in 1999. On an annualized basis, the $1.9 million in total interest expense, reported for the quarter ended March 31, 2000, was approximately 5.36% of average interest costing liabilities outstanding for the quarter. For the quarter ended March 31, 1999, the $1.4 million in total interest expense was approximately 4.84% of average interest costing liabilities. The Company's dependence upon wholesale sources to fund loans and securities has had the effect of increasing total interest expense.

Interest income from mortgage-backed securities available-for sale totaled $639,000 for the three months ended March 31, 2000, compared to $312,000 for the three months ended March 31, 1999. The increase in interest income is a direct result of the increase in the average balance outstanding during the comparable quarters from $20.8 to $36.9 million. Interest income from this portfolio is part of the Company's plan to borrow funds from the FHLB and invest in mortgage-related securities in an effort to achieve a margin on the difference in the investment yield and the cost of the borrowings from the FHLB. The yield on the portfolio was approximately 6.71% at March 31, 2000. [See "Financial Condition"]

Interest income from investment securities available-for-sale totaled $43,000 for the three months ended March 31, 2000, compared to $38,000 for the three months ended March 31, 1999.

Interest income from the investment securities held-to-maturity portfolio totaled $556,000 for the three months ended March 31, 2000, compared to $418,000 for the same quarter in 1999. The increase was primarily the result of an increase in the average balance outstanding in the portfolio from $25.6 million for the three months ended March 31, 1999 to $29.5 million for the three months ended March 31, 2000.

Interest income from the mortgage-backed securities held-to-maturity portfolio totaled $93,000 for the three months ended March 31, 2000, compared to $138,000 for the same period in 1999. Continued cash flow from prepayments on the adjustable rate securities in the portfolio was redirected into the Company's lending operations and its investment securities held-to-maturity portfolio to replace matured or called investment securities. The result was a decline in interest income from the portfolio.

Interest paid to depositors totaled $1.0 million for the three months ended March 31, 2000, down $30,000 from the $1.0 million for the three months ended
March 31, 1999. Average deposit balances declined $4.5 million from $89.5 million for the quarter ended March 31, 1999 to $85.0 million for the quarter ended March 31, 2000.

Interest on FHLB advances was $835,000 for the three months ended March 31, 2000, compared to $306,000 for the same period in 1999. The increase was a direct result of the continued increase in total FHLB advances in the Company's program to match fund 15 year loans and securities with advances.

Provision For Loan Losses. The Company made provision for loan losses of $402 during the quarter ended March 31, 2000 and none for the quarter ended March 31, 1999. [See - "Asset Quality"]

Noninterest Income. Noninterest income totaled $58,000 for the three months ended March 31, 2000, compared to $75,000 for the same period in 1999, a $17,000 decrease.

The decrease in noninterest income was the result of a decline in gains on sales of interest earning assets of $18,000 as fewer loans were sold into the secondary market.

Noninterest Expenses. Noninterest expenses totaled $789.000 for the three months ended March 31, 2000, compared to $772,000 for the three months ended March 31, 1999.

The increase in noninterest expense was the result of a $63,000 increase in occupancy and equipment expense from $69,000 for the three months ended March 31, 1999 to $132,000 for the three months ended March 31, 2000. The increase in occupancy and equipment expense was the result of the new full-service office opened for business in April 1999. At March 31, 2000 the new location had approximately $6.4 million in loans outstanding and $3.7 million in deposits.

Provision For Income Taxes. The Company incurred federal income tax expense of $35,000 or 40.0% of pre-tax income for the three months ended March 31, 2000, compared to $40,000 or 40.8% of pre-tax income for the three months ended March 31, 1999.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2000
         AND MARCH 31, 1999

General. For the six months ended March 31, 2000, the Company reported net income of $147,000 or $.13 per common share and $.12 per common share - assuming dilution, compared to $207,000 or $.15 per common share and $.15 per common share - assuming dilution for the six months ended March 31, 1999. The decrease in net income was attributable to an $86,000 decrease in noninterest income and a $71,000 increase in noninterest operating expenses, which were partially offset by a $61,000 increase in net interest income after provisions for loan losses and a $35,000 decrease in income tax expense.

Net Interest Income. For the six months ended March 31, 2000, net interest income after provisions for loan losses totaled $1.7 million, an increase of $61,000 from the $1.6 million reported for the six months ended March 31, 1999. On an annualized basis, the $1.7 million in net interest income after provisions for loan losses for the current period was approximately 2.24% of average interest earning assets and 2.15% of average total assets. For the six months ended March 31, 1999, the $1.6 million in net interest income after provisions for loan losses was approximately 2.59% of average interest earning assets and 2.50% of average total assets. Average interest earning assets were approximately $150.0 million for the six months ended March 31, 2000, compared to $123.8 million for the six months ended March 31, 1999.

Total interest income was $5.3 million or 7.07% of average interest earning assets for the six months ended March 31, 2000, compared to $4.3 million or 6.91% of average interest earning assets for the six months ended March 31, 1999. The increase in total interest income was primarily attributable to the increase in average outstanding balances of interest earning assets. The increase in average yield on interest earning assets was a result of rising interest rates and the increase in commercial and consumer loans at higher yields.

Interest income on loans receivable totaled $2.6 million for the six months ended March 31, 2000 an increase from the $2.4 million reported for the six months ended March 31, 1999. Average loans receivable balance increased to $69.0 million for the six months ended March 31, 2000 from $61.4 million for the six months ended March 31, 1999. For the six months ended March 31, 2000, the $2.6 million in interest income on loans receivable was approximately 7.68%, compared to 7.77% for the six months ended March 31, 1999.

Interest income from mortgage-backed securities available-for sale totaled $1.2 million for the six months ended March 31, 2000, compared to $577,000 for the six months ended March 31, 1999. Interest income from this portfolio is part of the Company's program to borrow funds from the FHLB and invest in mortgage-related securities in an effort to achieve a positive margin on the difference in the investment yield and the cost of the borrowings. At March 31, 2000, the Company had approximately $36.3 million invested in the program. [See "Financial Condition"]

Interest income on investment securities held-to-maturity totaled $937,000 for the six months ended March 31, 2000, compared to $885,000 for the six months ended March 31, 1999. The increase in interest income on the portfolio was primarily the result of a $946,000 increase in the average balance outstanding. For the six months ended March 31, 2000, the $937,000 in interest income was approximately 6.38% of the average balance outstanding, compared to 6.23% for the $885,000 reported for the six months ended March 31, 1999.

Interest income on mortgage-backed securities held-to-maturity was $181,000 for the six months ended March 31, 2000, compared to $317,000 for the six months ended March 31, 1999. The decline in interest income on the portfolio was primarily the result of a decline in the average balance outstanding in the portfolio from $9.3 million for the six months ended March 31, 1999 to $5.5 million for the six months ended March 31, 2000. The Company redirected cash flow from the portfolio into its lending operations, its investment securities available-for-sale portfolio, and its investment securities held-to-maturity portfolio. The adjustable rate feature of the underlying loans in the securities, the higher coupon rates on such loans, and lower rates of interest on fixed interest mortgage loans have caused borrowers on the underlying loans to seek out opportunities to refinance their mortgages. The result has been an increase in the cash flow from the portfolio, which resulted in the decline in the average balances in the portfolio.

Interest expense was $3.6 million for the six months ended March 31, 2000, an increase of $937,000 from the $2.7 million reported for the six month period ended March 31, 1999. An increase in average interest costing liabilities, including advances from the FHLB, from $107.8 million for the six months ended March 31, 1999 to $134.7 million for the six months ended March 31, 2000 primarily accounted for the increase in interest expense. The $3.6 million in interest expense reported for the six month period ended March 31, 2000 was approximately 5.38% of average interest costing liabilities, compared to 4.98% for the same period in 1999.

Noninterest Income. Noninterest income was $118,000 for the six months ended March 31, 2000, compared to $203,000 for the six months ended March 31, 1999. The decrease was directly attributable to fewer gains on sales of interest earning assets, and loan origination fees as mortgage lending activity decreased with rising interest rates. Losses on sales on interest earning assets totaled $23,000 for the six month period ended March 31, 2000, compared to $105,000 for the six months ended March 31, 1999. Loan origination and commitment fees were $20,000 for the six months ended March 31, 2000, compared to $47,000 for the six months ended March 31, 1999.

Noninterest Expense. Noninterest expense was reported as $1.6 million for the six month period ended March 31, 2000, a $71,000 increase from the $1.5 million reported for the six months ended March 31, 1999.

The increase in noninterest expense was primarily the result of a $39,000 increase in compensation and benefits expense from $1.0 million for the six months ended March 31, 1999 to $1.1 million for the six months ended March 31, 2000. The increase in compensation and benefits expense was essentially the result of additional compensation for additional staff employed at the Company's new office location. Also, additional expenses associated with the funding of the Company's defined benefit pension plan and additional expenses associated with the Company's Employee Stock Ownership Plan accounted for a portion of the increase.

Occupancy and equipment expense totaled $260,000 for the six months ended March 31, 2000, compared to $115,000 for the six months ended March 31, 1999. The increase was attributable to additional expenses associated with the opening of the new full-service office.

Provision For Income Taxes. The Company incurred federal income tax expense of $91,000 or 38.2% of pre-tax income for the six months ended March 31, 2000, compared to $125,000 or 37.7% of pre-tax income for the six months ended March 31, 1999.

ASSET QUALITY

At March 31, 2000, the Company's non-performing assets totaled $182,000 or .12% of total assets, compared to $768,000 or .50% of total assets at September 30, 1999. At March 31, 2000, non-performing assets were comprised of eight (8) loans, the largest of which was $60,000, secured by a single family dwelling.

Non-performing loans at March 31, 2000 equaled $182,000 or .26% of loans receivable, compared to $768,000 or 1.14% of loans receivable at September 30, 1999.

Classified assets totaled $711,000 or .49% of total assets at March 31, 2000, compared to $1.1 million or .71% of total assets at September 30, 1999.

Classified assets and non-performing assets differ in that classified assets may include loans less than ninety (90) days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. All classified assets at March 31, 2000, were deemed to be "substandard". No assets were classified "doubtful" or "loss" as of such date.

The Company's allowance for loan losses totaled $277,899 at March 31, 2000, a slight increase from the $270,039 at September 30, 1999. The allowance for loan losses as a percentage of loans receivable equaled .39% at March 31, 2000 and
 .40% at September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits from customers, advances from the FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities, sales of loans and operations.

The Association uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At March 31, 2000, the Association had outstanding commitments to extend credit on $4.8 million of real estate loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $16.4 million at March 31, 2000, a decrease of $2.0 million from the $18.4 million reported at September 30, 1999. The decrease was the result of the $1.9 increase in treasury stock and the $122,837 cash dividend paid during the quarter. The decrease was offset by the $146,562 net income reported for the three month period ended March 31, 2000, and a $58,191 decrease in deferred compensation.

As of March 31, 2000, the Company's reported book value per share, using total stockholders' equity of $16.4 million (net of the cost of unallocated ESOP and RRP shares) and 1,162,320 outstanding shares of common stock (the total issued shares including unallocated ESOP and RRP shares, less treasury shares), equaled $14.13 per share.

Subsequent to the quarter ended March 31, 2000, the Company announced its intention to pay a cash dividend of $.05 per share on May 24, 2000, to stockholders of record at May 9, 2000.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Congress imposed a three part capital requirement for thrift institutions. At March 31, 2000, the Association's actual and required capital amounts under each of the three requirements were as follows:

- Tangible Capital (stockholders' equity) was $15.5 million or 9.765% of total assets, exceeding the minimum requirement of 1.5% by $13.1 million.

- Core Capital (Tangible capital plus certain intangible assets) was $15.5 million or 9.765% of total assets, exceeding the minimum requirement of 4.0% by $9.1 million.

- Risk-based Capital (Core capital plus general loan and valuation allowances less an adjustment for capitalized mortgage servicing rights) equaled $15.7 million of 23.984% of risk weighted assets, exceeding the minimum requirement of 8.0% of risk weighted assets by $10.5 million.

At March 31, 2000, the Association was considered a "well capitalized" institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.


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

                                 MARCH 31, 2000


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

     None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

     None

Item 4.  Submissions Of Matters To A Vote Of Security Holders
         ----------------------------------------------------

     None

Item 5.  Other Information.
         -----------------

     None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        The following exhibits are filed herewith:

         Exhibit 11.0 - Computation of Earnings Per Share

         Exhibit 27.0 - Financial Data Schedule

      (b)  Reports on Form 8-K

         During the quarter ended March 31, 2000, the Company filed a report on Form 8-K on February 7, 2000 to report the issuance of a press release dated February 7, 2000, announcing the Company's intention to pay, on February 23, 2000, a cash dividend of $.05 per share for the quarter ended December 31, 1999, to stockholders of record on February 8, 2000.

         During the quarter ended March 31, 2000, the Company filed a report on Form 8-K on February 7, 2000, to report the issuance of a press release dated February 7, 2000, announcing the Company's earnings for the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    East Texas Financial Services, Inc.


Date:  May 9, 2000                 /s/ Gerald W. Free
                                   ------------------
                                   Gerald W. Free
                                   Vice Chairman, President and CEO
                                   (Principal Executive Officer)


Date:  May 9, 2000                 /s/  Derrell W. Chapman
                                   -----------------------
                                   Derrell W. Chapman
                                   Vice President/COO/CFO
                                   (Principal Financial and Accounting Officer)