Form 10QSB
period 2000-06-30
EAST TEXAS FINANCIAL SERVICES INC
filed 2000-08-21
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended June 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.


                         Commission file number 0-24848


                       East Texas Financial Services, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         75-2559089
  -------------------------------                      ----------------------
  (State or other jurisdiction of                         (I.R.S. employer
  incorporation or organization                        identification number)

     1200 South Beckham, Tyler, Texas                          75701
  ----------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip code)


  (Registrant's telephone number, including area code)  (903) 593-1767
                                                        --------------

           Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [x] Yes [ ] No

           The number of shares of the registrant's common stock ($.01 par value) outstanding as of June 30, 2000, was 1,162,320.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  June 30, 2000

--------------------------------------------------------------------------------

                                      INDEX

                                                                                                            Page No.
Part I - Financial Information

      Item 1.  Financial Statements

           Consolidated Statements of Financial Condition, June 30, 2000
           (Unaudited) and September 30, 1999..................................................................  4

           Consolidated Statements of Income, (Unaudited) three months and nine months ended
           June 30, 2000 and June 30, 1999.....................................................................  5

           Consolidated Statement of Changes in Stockholders' Equity, (Unaudited)
           nine months ended June 30, 2000.....................................................................  6

           Consolidated Statements of Cash Flows, (Unaudited) nine months ended
           June 30, 2000, and June 30, 1999....................................................................  7

           Notes to (Unaudited) Consolidated Financial Statements, June 30, 2000...............................  9

      Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................................................... 15

Part II - Other Information

      Item 1.  Legal Proceedings............................................................................... 23

      Item 2.  Changes In Securities........................................................................... 23

      Item 3.  Defaults Upon Senior Securities................................................................. 23

      Item 4.  Submission of Matters To a Vote of Security Holders............................................. 23

      Item 5.  Other Information............................................................................... 23

      Item 6.  Exhibits and Reports on Form 8-K................................................................ 23

Signature Page................................................................................................. 25

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  June 30, 2000

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

On June 30, 2000 the Company acquired by merger 100% of the common stock of Gilmer Financial Services, Inc. and it's wholly owned subsidiary Gilmer Savings Bank, F.S.B. ("Gilmer") The acquisition was accounted for as a purchase transaction. The Statement of Financial Condition reflects, at June 30, 2000, the acquisition of Gilmer. The assets and liabilities of Gilmer were recorded at their fair market values. The difference in the purchase price and the fair market value of the assets and liabilities acquired is recorded as goodwill. The statements of income for the three and nine months ended June 30, 2000 and June 30, 1999 do not reflect income of Gilmer for those periods. Income from the acquired assets and liabilities will be accounted for prospectively. See Note 7 for a discussion of the "proforma" affects of the acquisition on the Company's financial statements.

Net income for the nine months ended June 30, 1999 has been restated to reflect an adjustment by the Company's independent auditors at September 30, 1999. Other non-interest income was decreased by $39,000 and income tax expense was decreased by $13,260 to reflect the restatement. The restatement was related to the recovery of a deficiency judgement against a borrower filed in a prior period. The recovery was reported as other non-interest income during the nine month period ending June 30, 1999 and was restated and added to the Company's general valuation allowance at the September 30, 1999 audit.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                ASSETS                                                      June 30, 2000              September 30, 1999
                                                                            --------------             ------------------
                                                                             (Unaudited)

Cash and due from banks                                                 $        1,007,891             $        1,019,937
Interest-bearing deposits with banks                                             2,805,202                        974,627
Interest-earning time deposits with financial institutions                       1,289,000                      2,461,617
Federal funds sold                                                                       0                              0
Investment securities available-for-sale                                         7,691,011                      5,918,750
Mortgage-backed securities available-for-sale                                   45,286,010                     32,893,809
Investment securities held-to-maturity (estimated market
      value of $26,986,744 at June 30, 2000, and
      $29,948,866 at September 30, 1999)                                        27,967,369                     30,481,413
Mortgage-backed securities held-to-maturity (estimated
      market value of $4,801,441 at June 30, 2000
      and $5,949,914 at September 30, 1999)                                      4,688,000                      5,806,975
Loans receivable, net of allowance for credit losses of $1,099,200
      at June 30, 2000 and $270,039 at September 30, 1999                       96,841,766                     67,250,334
Accrued interest receivable                                                      1,582,211                      1,167,245
Federal Home Loan Bank stock, at cost                                            4,048,700                      2,283,000
Premises and equipment                                                           2,786,262                      2,607,213
Foreclosed real estate and repossessed property, net                                77,160                              0
Goodwill                                                                         2,435,579                              0
Mortgage servicing rights                                                          272,620                        266,010
Other assets                                                                     1,604,817                        593,991
                                                                        ------------------             ------------------

                Total Assets                                            $      200,383,598             $      153,724,921
                                                                        ==================             ==================



      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Noninterest deposits                                              $        3,600,439             $        2,021,914
      Interest-bearing deposits                                                101,980,220                     85,517,925
                                                                        ------------------             ------------------
          Total deposits                                                       105,580,659                     87,539,839

      FHLB advances                                                             76,315,782                     45,057,877
      Advances from borrowers for taxes and insurance                            1,131,268                        823,755
      Federal income taxes
             Current                                                               (73,703)                             0
             Deferred                                                                    0                        108,184
      Accrued expenses and other liabilities                                     1,523,691                      1,775,938
                                                                        ------------------             ------------------
                Total liabilities                                              184,477,697                    135,305,593
                                                                        ------------------             ------------------

Stockholders' equity:
      Preferred stock, $0.01 par value, 500,000
         shares authorized, none outstanding
      Common stock, $0.01 par value, 5,500,000 shares authorized,
         1,884,492 shares issued and 1,162,320 outstanding                          18,845                         18,845
      Additional paid-in-capital                                                12,397,167                     12,397,167
      Deferred compensation - RRP shares                                            (9,698)                       (96,985)
      Unearned employee stock ownership plan shares                               (442,059)                      (442,059)
      Accumulated Other Comprehensive Income (loss)                               (919,532)                      (148,174)
      Retained earnings (substantially restricted)                              13,728,460                     13,675,391
      Treasury stock, 722,172 shares at cost                                    (8,867,282)                    (6,984,857)
                                                                        ------------------             ------------------

             Total stockholder's equity                                         15,905,901                     18,419,328
                                                                        ------------------             ------------------

             Total liabilities and stockholders' equity                 $      200,383,598             $      153,724,921
                                                                        ==================             ==================


The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months                           Nine Months
                                                               Ended June 30,                        Ended June 30,
                                                                (Unaudited)                           (Unaudited)
                                                           2000               1999               2000             1999
                                                 -------------------------------------     --------------------------------
INTEREST INCOME
   Loan Receivable:
      First Mortgage                                   $ 1,241,608        $ 1,099,806        $ 3,556,737        $ 3,327,777
      Consumer and other loans                             173,537            101,023            507,028            260,141
   Securities available for sale:
      Investment securities                                206,167              4,030            489,014             56,220
      Mortgage-backed securities                           639,798            416,196          1,857,124            992,788
   Securities held to maturity:
      Investment securities                                447,488            564,969          1,384,029          1,450,009
      Mortgage-backed securities                            89,142            115,175            270,040            432,185
   Deposits with banks                                      13,671             31,185             48,486            115,181
                                                       -----------        -----------        -----------        -----------

        Total interest income                            2,811,411          2,332,384          8,112,458          6,634,301
                                                       -----------        -----------        -----------        -----------

INTEREST EXPENSE

   Deposits                                              1,032,272          1,051,220          3,070,096          3,180,472
   FHLB advances                                           941,269            475,237          2,504,825          1,032,074
    Interest Expense to other banks                              0                  0             21,979                  0
                                                       -----------        -----------        -----------        -----------

        Total interest expense                           1,973,541          1,526,457          5,596,900          4,212,546
                                                       -----------        -----------        -----------        -----------

        Net interest income before
           provision for loan losses                       837,870            805,927          2,515,558          2,421,755

   Provision for loan losses                                 4,043                  0              4,445                  0
                                                       -----------        -----------        -----------        -----------

        Net interest income after
          provision for loan losses                        833,827            805,927          2,511,113          2,421,755
                                                       -----------        -----------        -----------        -----------

NONINTEREST INCOME
   Gain(loss) on sale of interest-earning assets             7,985             22,437             31,167            127,502
   Loan origination and commitment fees                     13,476             17,930             33,259             64,988
   Loan servicing fees                                      16,485             23,667             47,817             53,400
   Gain on foreclosed real estate                                0               (352)              (855)               (50)
   Other                                                    39,211             16,543             83,339             37,792
                                                       -----------        -----------        -----------        -----------

        Total noninterest income                            77,157             80,225            194,727            283,632
                                                       -----------        -----------        -----------        -----------

NONINTEREST EXPENSE
   Compensation and benefits                               533,270            543,784          1,601,780          1,572,468
   Occupancy and equipment                                 126,006            195,827            386,202            310,718
   SAIF deposit insurance premium                            4,433            (27,533)            22,135             (1,069)
   Loss on foreclosed real estate                                0                  0                  0              2,069
   Other                                                   109,197             88,250            320,378            402,571
                                                       -----------        -----------        -----------        -----------

        Total noninterest expense                          772,906            800,328          2,330,495          2,286,757
                                                       -----------        -----------        -----------        -----------

Income (loss) before provision for income taxes            138,078             85,824            375,345            418,630

Income tax expense (benefit)                                50,618             36,974            141,323            162,370
                                                       -----------        -----------        -----------        -----------

NET INCOME (LOSS)                                      $    87,460        $    48,850        $   234,022        $   256,260
                                                       ===========        ===========        ===========        ===========


Earnings per common share                              $       .08        $       .04        $       .21        $       .19
Earnings per common share - assuming dilution                  .08                .04                .20                .19


The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


        NINE MONTHS ENDED
          June 30, 2000

                                                                             Unrealized
                              Common Stock       Unearned      Unallocated  Gain(loss)on
                              and Additional        RRP           ESOP          AFS         Retained       Treasury
                              Paid in Capital     Shares         Shares      Securities     Earnings         Stock
                              ---------------  -------------  ------------  ------------  -------------  --------------
Balance September 30, 1999     $ 12,416,012      $ (96,985)   $ (442,059)   $ (148,174)   $ 13,675,391   $ (6,984,857)

Comprehensive income:
     Net Income                                                                                234,022
     Unrealized holding gains                                                 (771,358)

Comprehensive income

Deferred compensation
     amortization                                   87,287

Purchase of treasury stock
     at cost                                                                                               (1,882,425)

Payment of cash dividends                                                                     (180,953)

Balance June 30, 2000          $ 12,416,012       $ (9,698)   $ (442,059)   $ (919,532)   $ 13,728,460   $ (8,867,282)
                              ==============  =============  ============  ============  ============== ==============



                                                        Total
                                Comprehensive       Stockholders'
                                    Income             Equity
                              -----------------    ---------------
Balance September 30, 1999    $                     $ 18,419,328

Comprehensive income:
     Net Income                       234,022
     Unrealized holding gains        (771,358)
                              ----------------
Comprehensive income               $ (537,336)          (537,336)
                              ================
Deferred compensation
     amortization                                         87,287

Purchase of treasury stock
     at cost                                          (1,882,425)

Payment of cash dividends                               (180,953)

Balance June 30, 2000                                 15,905,901
                                                  ===============





The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For the Nine Months Ended
                                                                                  June 30,
                                                                           2000               1999
                                                                       ------------------------------
Cash flows from operating activities:
      Net income                                                       $   234,022        $   256,260
      Adjustments to reconcile net income to net cash
         provided by operating activities:
           Amortization of deferred loan origination fees                   (2,899)             5,042
           Amortization of premiums and discounts on investment
              securities, mortgage-backed securities, and loans             34,034            118,528
           Amortization of deferred compensation                            87,286             87,286
           Compensation charge related to release of ESOP shares            38,250             50,319
           Depreciation                                                    110,918             83,647
           Deferred income taxes                                            25,298             39,381
           Stock dividends on FHLB stock                                  (174,900)           (56,100)
           Origination of mortgage servicing rights                        (27,348)          (106,128)
           Amortization of mortgage servicing rights                        45,158             54,936
           Net (gain) loss on sale of:
                Securities held to maturity                                      0                  0
                Foreclosed real estate                                           0              2,069
                Fixed assets                                                     0                  0
                Net loss on disposal of fixed assets                             0                  0
                Other assets                                                     0                  0
                Loans                                                       (3,251)           (21,374)
                Loans held for sale                                              0                  0
           Net (gain) loss on disposal of fixed assets                         228                  0
           Proceeds from loan sales                                      2,363,199          8,751,313
           Originations of loans held for sale                                   0                  0
           Proceeds from sale of fixed assets                                    0                  0
           (Increase) decrease in:
                Accrued interest receivable                                (38,911)          (178,190)
                Other assets                                              (667,846)           665,034
                Accrued loan loss                                                0              1,208
           Increase (decrease) in:
                Federal income tax payable                                  (2,186)           (50,822)
                Accrued expenses and other liabilities                    (826,743)          (521,831)
           Capitalized interest on time deposits                                 0                  0
                                                                       -----------        -----------
Net cash provided (used) by operating activities                         1,194,309          9,180,578
                                                                       -----------        -----------

The accompanying notes are an integral part of the financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                For the Nine Months End
                                                                                                        June 30,
                                                                                             2000                      1999
                                                                                   -------------------------------------------------
Cash flows from investing activities
      Net cash  used in acquisition activities                                           (3,085,573)                       0
      Purchases of interest earning time deposits                                                 0                 (600,000)
      Net decrease (increase) in fed funds sold                                                   0                  129,187
      Purchases of obligations - U.S. Govt. and agencies
         held to maturity                                                                (1,468,672)             (11,986,719)
      Proceeds from maturity of time deposits                                             1,172,617                        0
      Proceeds from maturities of obligations - U.S. Govt.
         and agencies held to maturity                                                    4,000,000                9,725,000
      Purchases of FHLB stock                                                              (992,500)              (1,293,600)
      Purchases of investment securities available-for-sale                                (949,445)              (3,561,793)
      Purchases of mortgage-backed securities available-for-sale                         (6,908,715)             (24,545,208)
      Principal payments on mortgage-backed securities available for sale                 2,112,653                4,571,801
      Principal payments on mortgage-backed securities held to maturity                   1,108,807                4,544,859
      Net originations and principal collections on loans                               (10,232,495)             (10,938,321)
      Capitalized acquisition cost related to foreclosed real estate                         (4,221)                       0
      Proceeds from sale of foreclosed real estate                                            6,325                   32,432
      Expenditures for premises and equipment                                               (44,894)                (454,202)
                                                                                   ----------------           --------------

Net cash provided (used) by investing activities                                        (15,286,113)             (34,376,564)
                                                                                   ----------------           --------------


Cash flows from financing activities:
     Net increase (decrease) in:
           Non-interest bearing deposits, savings, NOW accounts                           1,028,624                3,568,987
           Time deposits                                                                 (5,831,366)              (2,511,372)
           FHLB Advances                                                                429,257,606              250,300,669
           Repayment of FHLB Advances                                                  (406,248,084)            (222,963,758)
           Other borrowed money                                                           1,500,000                        0
           Repayment of other borrowed money                                             (1,500,000)                       0
           Advances from borrowers for taxes and insurance                                 (233,429)                (261,237)
      Dividends paid to stockholders                                                       (180,593)                (208,782)
      Purchase of treasury stock                                                         (1,882,425)                (729,831)
      Proceeds from sale of common stock                                                          0                        0
                                                                                   ----------------           --------------

Net cash provided (used) by financing activities                                         15,910,333               27,194,676
                                                                                   ----------------           --------------


Net increase (decrease) in cash and cash equivalents                                      1,818,529                1,998,690

Cash and cash equivalents at beginning of the period                                      1,994,564                1,697,058
                                                                                   ----------------           --------------

Cash and cash equivalents at end of the period                                     $      3,813,093           $    3,695,748
                                                                                   ================           ==============

Supplemental disclosure:
      Cash paid for:
           Interest on deposits                                                    $      1,336,577           $    1,671,547
           Interest on FHLB advances and other borrowed funds                      $      2,526,804           $    1,032,074
           Income taxes                                                            $         76,553           $      149,969

      Transfers from loans to real estate
         acquired through foreclosures                                             $          2,966           $            0

      Loans charged off to loan loss reserves                                      $          3,184           $        1,280

      Recoveries credited to loan loss reserves                                    $         10,191           $           72
      Acquisition activity:
           Fair value of noncash assets acquired                                   $     32,841,706           $            0
           Fair value of liabilities assumed                                       $     32,191,712           $            0

The accompanying notes are an integral part of the consolidated financial statements

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY


             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

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

NOTE 2 - EARNINGS PER SHARE

Earnings per common share for the three months and nine months ended June 30, 2000 and 1999, has been computed based on net income divided by the weighted average number of common shares outstanding during the period. For the three months ended June 30, 2000 and 1999, the weighted average number of shares outstanding totaled 1,096,007 and 1,311,317, shares respectively. For the nine months ended June 30, 2000 and 1999, the weighted average number of shares outstanding totaled 1,135,707 and 1,346,919 shares respectively.

Earnings per common share - assuming dilution, for the three months and nine months ended June 30, 2000 and 1999, has been computed based on net income divided by the weighted average number of common shares outstanding. In addition, it includes the effects of all dilutive potential common shares that were outstanding during the period. For the three months ended June 30, 2000 and 1999, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,096,007 and 1,338,365, shares respectively. For the nine months ended June 30, 2000 and 1999, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,151,954 and 1,365,419 shares respectively.

For both earnings per share and earnings per common share - assuming dilution and as prescribed by the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employer's Accounting for Employees Stock Ownership Plans, the weighted average number of shares outstanding does not include unallocated Employee Stock Ownership Plan ("ESOP") shares.

See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three month and nine month period ended June 30, 2000 and 1999.

NOTE 3 - SECURITIES

The carrying values and estimated market values of investment securities available-for-sale as of June 30, 2000, by type of security are as follows:

                            Principal            Unamortized           Unearned             Unrealized             Carrying
                             Balance              Premiums             Discounts            Gain/(Loss)             Value
                        -----------------    -----------------     ----------------     ------------------     -----------------
Corporate debt             $7,500,000            $60,084            $  97,693             $  (350,777)            $7,111,614

Municipal bonds               585,000                  0                    0                  (5,603)               579,397
                           ----------            -------            ---------             -----------             ----------

                           $8,085,000            $60,084            $  97,693             $  (356,380)            $7,691,011
                           ----------            -------            ---------             -----------             ----------



The amortized cost and estimated market values of investment securities held-to-maturity as of June 30, 2000, are as follows:

                                                             Gross                Gross             Estimated
                                        Amortized          Unrealized          Unrealized             Market
                                          Cost               Gains               Losses               Value
                                     -------------     -----------------     --------------      ---------------
Debt securities:

  U. S. government agency              $27,967,369            $988            $(981,613)            $26,986,744
                                       -----------            ----            ---------             -----------

        Total debt securities          $27,967,369            $988            $(981,613)            $26,986,744
                                       -----------            ----            ---------             -----------


The amortized cost and estimated market values of investment securities held-to-maturity as of June 30, 2000, by contractual maturity are shown below:

                                                                                     Estimated
                                                             Amortized                Market
                                                                Cost                  Value
                                                          -----------------      -----------------
              Due in one year or less                        $ 1,999,950            $ 2,000,527

              Due after one year through two years             2,000,000              1,950,816

              Due after two years through three years         13,500,514             13,070,825

              Due after three years through six years         10,466,905              9,964,576
                                                             -----------            -----------

                       Total debt securities                 $27,967,369            $26,986,744
                                                             -----------            -----------



As of June 30, 2000, approximately $25,500,000 of the securities had call options exercisable at the discretion of the issuer. Approximately $13.5 million of the securities were immediately callable. The remainder had call dates that varied between July 2000 and June 2001.

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of June 30, 2000, by type of security are as follows:

                           Principal             Unamortized             Unearned              Unrealized              Carrying
                            Balance                Premiums              Discounts             Gain/(Loss)              Value
                        -----------------      -----------------      ----------------      ------------------     -----------------
Fixed Rate                 $ 9,667,438            $ 32,105            $    53,006             $   (244,015)            $ 9,402,522


Adjustable Rate             37,163,864             250,825                 15,698               (1,515,503)             35,883,488
                           -----------            --------            -----------             ------------             -----------

                           $46,831,302            $282,930            $    68,704             $ (1,759,518)             45,286,010
                           -----------            --------            -----------             ------------             -----------



The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of June 30, 2000, by type of security are as follows:

                                                                                                                 Estimated
                           Principal           Unamortized             Unearned             Carrying               Market
                            Balance              Premiums              Discounts              Value                 Value
                        -----------------    ---------------      ----------------      -----------------      -----------------
Fixed Rate                 $    3,250            $     0            $        0            $    3,250            $    3,010

Adjustable Rate             4,652,373             36,523                 4,146             4,684,750             4,798,431

                           ----------            -------            ----------            ----------            ----------

                           $4,655,623            $36,523            $    4,146            $4,688,000            $4,801,441
                           ----------            -------            ----------            ----------            ----------



NOTE 4 - CURRENT ACCOUNTING ISSUES


SFAS No. 133
------------
In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives in the statement of financial position at fair value. The Company currently does not invest in any derivative instruments or hedging activities as defined in this Statement.

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

Options outstanding
     Balance, September 30, 1995                                  103,411
           Granted                                                    -0-
           Exercised at $14.125 per share                         (2,090)
           Forfeited and expired                                      -0-
                                                                ---------
Balance, September 30, 1996                                       101,321
           Granted                                                    -0-
           Exercised at $14.125 per share                         (1,056)
           Forfeited and expired                                      -0-
                                                                ---------
      Balance, September 30, 1997                                 100,276
                                                                  =======

On March 25, 1998, the Company completed a 3 for 2 stock split in the form of a 50% dividend. As a result of the split, the number of outstanding options, option price, options exercisable at year end, and shares available for future grants were adjusted as follows:

Options outstanding
      Balance, September 30, 1997                                 150,411
           Granted                                                    -0-
           Exercised at $9.42 per share                           (1,568)
           Forfeited and expired                                      -0-
                                                                ---------

      Balance, September 30, 1998                                 148,843
           Granted                                                    -0-
           Exercised at $9.42 per share                           (1,567)
           Forfeited and expired                                      -0-
                                                                ---------

      Balance, September 30, 1999                                 147,276
                                                                  =======

Options exercisable at June30, 2000 under stock option plan       116,258
                                                                =========

Shares available for future grants                                 27,162
                                                                 ========

During the nine months ended June 30, 2000, no options were exercised, issued, or forfeited.

NOTE 6 - ADVANCES FROM FEDERAL HOME LOAN BANK

The outstanding advances from the FHLB consisted of the following at June 30, 2000:

               Maturity                Balance                 Rate
              ----------            -----------               ------
              07/06/2000            $ 6,100,000               6.68%
              07/11/2000            $36,277,000               6.54%
              07/11/2000            $ 3,600,000               6.54%
              07/11/2000            $ 1,700,000               6.59%
              07/27/2000            $ 8,000,000               6.66%
              07/27/2000            $ 1,000,000               6.67%
              07/27/2000            $ 1,000,000               6.70%
              07/27/2000            $ 5,526,400               6.70%
              02/15/2001            $    20,000               5.94%
              02/15/2002            $    25,000               5.98%
              02/17/2003            $   100,000               6.00%
              09/01/2000            $ 1,653,383               6.25%
              02/16/2004            $   100,000               6.01%
              12/31/2004            $   247,446               6.09%
              01/03/2005            $    98,163               6.03%
              02/15/2005            $   100,000               6.04%
              02/15/2006            $   150,000               6.05%
              01/01/2013            $   446,841               6.09%
              01/01/2013            $   424,647               6.13%
              02/01/2013            $   421,235               5.91%
              03/03/2014            $   901,796               5.45%
              04/01/2014            $   869,828               5.97%
              05/01/2014            $ 1,184,572               5.66%
              06/01/2014            $   902,501               5.90%
              07/01/2014            $   834,517               6.38%
              08/01/2014            $   606,008               6.37%
              09/01/2014            $   764,946               6.59%
              10/01/2014            $   670,779               6.86%
              11/03/2014            $ 1,655,064               6.77%
              12/01/2014            $   565,645               6.57%
              01/01/2015            $   370,012               6.73%


Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by all stock and deposit accounts in the FHLB, mortgage collateral, securities collateral, and other collateral.

NOTE 7 - PRO FORMA SUMMARY FINANCIAL INFORMATION

On June 30, 2000, the Company completed its acquisition of Gilmer Financial Services, Inc. (GFSI) and its wholly owned subsidiary, Gilmer Savings Bank, exchanging $26.10 in cash for each share of GFSI common stock outstanding. The total cost of the acquisition was approximately $5.4 million. At the date of acquisition, GFSI had approximately $35.1 million in assets, $22.9 million in deposits, and 3.0 million in shareholders' equity. Pursuant to the merger agreement, Gilmer Financial Services, Inc was merged into the Company's wholly owned subsidiary, First Federal Savings and Loan Association of Tyler, Inc. The combined entity now operates as one institution under the name of First Federal Savings and Loan. The Company utilized short-term advances from the Federal Home Loan Bank to fund the transaction and accounted for the acquisition under the purchase method of accounting. Under purchase accounting rules, the assets acquired and the liabilities assumed were adjusted to their estimated fair value. Goodwill amounting to $2.4 million related to this transaction was recorded and will be amortized on a straight line basis over fifteen years. The results of operations of GFSI are not reflected in the Company's consolidated statements of income at June 30, 2000, because the acquisition took place at the end of the period.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of GFSI had occurred at October 1, 1999 and 1998, respectively:

                                                          Nine Months
                                                         Ended June 30,
                                                          (Unaudited)
                                                    2000                1999
                                                    ----                ----

Revenue                                      $   10,533,359      $   9,427,529

Net Income (loss)                                  (685,708)            18,278

Net Income (loss) per share - basic                   (0.60)              0.01

Net Income (loss) per share - diluted                 (0.60)              0.01

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  June 30, 2000

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

The Company has recently expanded its product lines to include commercial and consumer loans, debit and credit cards, an ATM machine and cards, safe deposit boxes, and a full range of business and personal checking and deposit accounts. With the introduction of new products and services, the Company opened an additional full-service office located in South Tyler in 1999.

On June 30, 2000, the Company completed the acquisition of Gilmer Financial Services, Inc. ("Gilmer" or "the Gilmer transaction") and its wholly owned subsidiary, Gilmer Savings Bank, F.S.B. The Company acquired 100% of the outstanding stock of Gilmer and was accounted for as a purchase transaction. The assets and liabilities of Gilmer were recorded at their fair market values as of June 30, 2000. The difference in the net fair value of Gilmer's assets and liabilities and the purchase price of approximately $5.4 million was recorded as goodwill. The statement of financial condition, the statement of changes in stockholder's equity and the statement of cash flows reflect the acquisition of Gilmer. The statement of income for both the nine months and three months ended June 30, 2000 reflect only activity for the Company prior to the acquisition of Gilmer for those periods.

FINANCIAL CONDITION

Total assets were $200.4 million at June 30, 2000, a $46.7 million increase from the $153.7 million reported at September 30, 1999, the Company's most recent fiscal year end. The increase in total assets was the result of a $29.6 million increase in loans receivable, a $12.4 million increase in mortgage-backed securities available-for-sale, a $1.8 million increase in investment securities available-for-sale, and a $1.8 million increase in Federal Home Loan Bank stock. The increases were partially offset by a $2.5 million decline in investment securities held-to-maturity and a $1.1 million decline in mortgage-backed securities held-to-maturity. The net increase in total assets was primarily the result of the acquisition of Gilmer.

At June 30, 2000, loans-receivable totaled $96.8 million, compared to $67.3 million at September 30, 1999. The increase in loans receivable was primarily the result of an additional $21.5 million in loans acquired in the Gilmer transaction. The additional increase in loans-receivable of approximately $8.1 million was the result of continued efforts of the Company to originate commercial and consumer loans and, to a lesser extent, its traditional one- to four-family lending products.

At June 30, 2000, the Company's commercial and consumer loan portfolio was approximately $16.1 million, including approximately $6.0 million acquired in the Gilmer transaction. The Company had reported approximately $2.6 million in such loans outstanding at September 30, 1999. The Company will continue to focus its efforts on increasing its commercial and consumer loan portfolio, in addition to traditional one- to four-family loans.

The $12.4 million increase in mortgage-backed securities available-for-sale was primarily the result of the Gilmer transaction. The securities acquired were primarily adjustable rate securities. The remainder of the increase in mortgage-backed securities available-for-sale was the result of the Company's decision to continue its program of borrowing funds from the FHLB and investing the proceeds into mortgage-backed securities and similar securities in an effort to achieve a positive margin on the transaction.

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

The investment securities available-for-sale portfolio consists of corporate debt securities and municipal bonds. Both portfolios have fixed interest rates and terms and various maturity dates of not greater than 10 years from June 30, 2000. The increase in the portfolio was primarily due to $500,000 in corporate debt securities and $585,000 in municipal bonds acquired in the Gilmer transaction. The additional increase was from corporate debt securities purchased by the Company subsequent to September 30, 1999. The Company only invests in investment grade debt with varying maturities and ratings. The municipal bonds acquired in the Gilmer transaction were predominantly exempt from federal income taxes.

Approximately $598,000 of the additional FHLB stock was acquired from Gilmer. The additional $1.2 million was acquired by the Company as it borrowed additional funds from the FHLB. The level of borrowing from the FHLB determines the amount of FHLB stock that the Company must hold.

At June 30, 2000, the investment securities held-to-maturity totaled $28.0 million, compared to $30.5 million at September 30, 1999. The decline in the portfolio was due to the company's decision to redirect proceeds from matured securities in the portfolio to its lending operations.

The Company's mortgage-backed securities held-to-maturity portfolio totaled $4.7 million at June 30, 2000, compared to $5.8 million at September 30, 1999. The decline in the portfolio was primarily due to principal payments received on the portfolio during the period and the Company's decision to redirect such proceeds to the loans receivable and mortgage-backed securities available-for-sale portfolios.

Total deposits were $105.6 million at June 30, 2000, an $18.1 million increase from the $87.5 million reported at September 30, 1999. The increase in deposits was primarily due to the $22.9 million in deposits acquired from Gilmer, which was partially offset by a $4.8 million decline in deposits prior to the Gilmer acquisition. The decline in deposits was primarily the result of the Company's decision to not pay the highest rates in the market for certificate of deposit accounts. As a result, balances in certificate of deposit accounts declined during the nine months ended June 30, 2000.

The Company reported $76.3 million in advances from the FHLB at June 30, 2000, an increase of $31.3 million from the $45.1 million reported at September 30, 1999. Approximately $8.1 million of the increase was acquired from Gilmer. The difference was the result of additional borrowings from the FHLB to fund security purchases and loans.

Stockholder's equity totaled $15.9 million at June 30, 2000, a decrease of $2.5 million from the $18.4 million reported at September 30, 1999. The decrease was primarily attributable to a $1.9 million increase in treasury stock, the payment of cash dividends of $180,953, and a $771,000 increase in unrealized losses on available-for-sale securities. The decrease was partially offset by net income of $234,000 reported for the nine months ended June 30, 2000 and a $87,000 decrease in deferred compensation.

At June 30, 2000, the Company reported a book value per share of $13.68 based on 1,162,320 net outstanding shares. During the nine months ended June 30, 2000, the Company repurchased 132,100 shares of treasury stock at an average price of $14.25 per share. The result was an increase in the number of shares held as treasury stock to 722,172 at an average cost of $12.28 per share.

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


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000
           AND JUNE 30, 1999

General. Net income for the three months ended June 30, 2000 was $87,460 or $.08 per share, an increase of $38,600 from the $48,850 or $.04 per share reported for the three months ended June 30, 1999. The increase in net income was attributable to a $27,900 increase in net interest income after provision for loan losses and a $27,400 decrease in total non-interest expense. The increase in net interest income and the decrease in noninterest expense was partially offset by a $3,000 decrease in net interest income and a $13,600 increase in income tax expense.

Net Interest Income. For the quarter ended June 30, 2000, net interest income before provision for loan losses totaled $838,000, an increase of $31,900 from the $806,000 reported for the quarter ended June 30, 1999. On an annualized basis, the $838,000 in net interest income was approximately 2.16% of average interest earning assets and 2.09% of average total assets. For the quarter ended June 30, 1999, the $806,000 in net interest income was approximately 2.44% of average interest earning assets and 2.34% of average total assets. Average interest earning assets were approximately $155.6 million for the quarter ended June 30, 2000, compared to $132.1 million for the quarter ended June 30, 1999.

The increase in net interest income was primarily due to an increase in interest earning assets to $157.9 million at June 30, 1999 from $149.1 million at September 30, 1999. The yield on the Company's average interest-earning assets was approximately 7.12% for the quarter ended June 30, 2000. The increase was partially due to the Company's decision to begin offering consumer and commercial loans and the increase in volume of such loans. In addition, the overall rise in interest rates has helped increase the yield on interest earnings assets.

Total interest income was $2.8 million for the quarter ended June 30, 2000, an increase of $479,000 from the $2.3 million reported for the same quarter in 1999. Interest income on loans-receivable totaled $1.4 million or 7.48% of average loans receivable balances outstanding for the quarter ended June 30, 2000. For the quarter ended June 30, 1999, interest income on loans-receivable was approximately 7.68% of average loans receivable balances.

For the quarter ended June 30, 2000, the $1.0 million in interest expense on deposits was, on an annualized basis, approximately 4.96% of average interest costing deposits. On an annualized basis, the $2.0 million in total interest expense, reported for the quarter ended June 30, 2000, was approximately 5.40% of average interest costing liabilities outstanding for the quarter. The Company's dependence upon wholesale sources to fund loans and securities has had the effect of increasing total interest expense.

Interest income from mortgage-backed securities available-for sale totaled $640,000 for the three months ended June 30, 2000, compared to $416,000 for the three months ended June 30, 1999. The increase in interest income is a direct result of the increase in the average balance outstanding to $36.7 million at June 30, 2000. Interest income from this portfolio is part of the Company's plan to borrow funds from the FHLB and invest in mortgage-related securities in an effort to achieve a margin on the difference in the investment yield and the cost of the borrowings from the FHLB. The yield on the portfolio was approximately 7.11% at June 30, 2000. [See "Financial Condition"]

Interest income from investment securities available-for-sale totaled $206,000 for the three months ended June 30, 2000, compared to $4,000 for the three months ended June 30, 1999. The increase was attributable to additional purchases of corporate debt securities by the Company in an effort to increase the yield on the portfolio

Interest income from the investment securities held-to-maturity portfolio totaled $447,000 for the three months ended June 30, 2000, compared to $565,000 for the same quarter in 1999. The decrease was primarily the result of a decrease in the average balance outstanding in the portfolio and a decline in the yield on the portfolio as higher yielding securities matured and was replaced with lower yields.

Interest income from the mortgage-backed securities held-to-maturity portfolio totaled $89,000 for the three months ended June 30, 2000, compared to $115,000 for the same period in 1999. Continued cash flow from prepayments on the adjustable rate securities in the portfolio was redirected into the Company's lending operations or to replace matured or called investment securities. The result was a decline in interest income from the portfolio.

Interest paid to depositors totaled $1.0 million for the three months ended June 30, 2000, down $19,000 from the $1.1 million for the three months ended June 30, 1999. A decline in the average balance on deposits accounted for the decrease in interest expense, despite an overall increase in the average cost of funds as interest rates increased.

Interest on FHLB advances was $941,000 for the three months ended June 30, 2000, compared to $475,000 for the same period in 1999. The increase was a direct result of the continued increase in total FHLB advances in the Company's program to match fund 15 year loans and securities with advances and to borrow funds for consumer and commercial loan funding.

Provision For Loan Losses. The Company made provision for loan losses of $4,000 during the quarter ended June 30, 2000 and none for the quarter ended June 30, 1999. [See - "Asset Quality"]

Noninterest Income. Noninterest income totaled $77,000 for the three months ended June 30, 2000, compared to $80,000 for the same period in 1999, a $3,000 decrease.

The decrease in noninterest income was primarily the result of a decline in gains on sales of interest earning assets of $14,000 as fewer loans were sold into the secondary market and a $7,000 decline in loan servicing fees as the yield on servicing such loans decreased. The declines was partially offset by a $23,000 increase in other noninterest income. Such increase was primarily due to additional fee income generated from the Company's introduction of "free checking" and "checking with overdraft privilege" products in 2000.

Noninterest Expenses. Noninterest expenses totaled $773.000 for the three months ended June 30, 2000, compared to $800,000 for the three months ended June 30, 1999.

The decrease in noninterest expense was primarily the result of a $69,000 decrease in occupancy and equipment expense from $196,000 for the three months ended June 30, 1999 to $126,000 for the three months ended June 30, 2000. Initial expenses associated with the opening of the new full-service office opened for business in April 1999, accounted for the extra expense in 1999. The decrease was offset by a $32,000 increase in SAIF insurance premiums and a $21,000 increase in other noninterest expenses.

Provision For Income Taxes. The Company incurred federal income tax expense of $51,000 or 36.7% of pre-tax income for the three months ended June 30, 2000, compared to $37,000 or 43.1% of pre-tax income for the three months ended June 30, 1999.


COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2000
           AND JUNE 30, 1999

General. For the nine months ended June 30, 2000, the Company reported net income of $234,000 or $.21 per common share and $.20 per common share - assuming dilution, compared to $256,000 or $.19 per common share and $.19 per common share - assuming dilution for the nine months ended June 30, 1999. The decrease in net income was attributable to an $89,000 decrease in noninterest income and a $44,000 increase in noninterest operating expenses, which were partially offset by a $90,000 increase in net interest income after provisions for loan losses and a $21,000 decrease in income tax expense.

Net Interest Income. For the nine months ended June 30, 2000, net interest income after provisions for loan losses totaled $2.5 million, an increase of $90,000 from the $2.4 million reported for the nine months ended June 30, 1999. On an annualized basis, the $2.5 million in net interest income after provisions for loan losses for the current period was approximately 2.18% of average interest earning assets and 2.12% of average total assets. Average interest earning assets were approximately $153.5 million for the nine months ended June 30, 2000.

Total interest income was $8.1 million or 7.05% of average interest earning assets for the nine months ended June 30, 2000. The increase in total interest income, from $6.6 million for the nine months ended June 30, 1999 to $8.1 million for the nine months ended June 30, 2000, was primarily attributable to an increase in average outstanding balances of interest earning assets. Rising interest rates and an increase in commercial and consumer loans, at higher yields, also contributed to the increase.

Interest income on loans receivable totaled $4.1 million for the nine months ended June 30, 2000 an increase from the $3.6 million reported for the nine months ended June 30, 1999. Average loans receivable balance increased to $71.5 million for the nine months ended June 30, 2000. For the nine months ended June 30, 2000, the $4.1 million in interest income on loans receivable was approximately 7.58%.

Interest income from mortgage-backed securities available-for sale totaled $1.9 million for the nine months ended June 30, 2000, compared to $993,000 for the nine months ended June 30, 1999. Interest income from this portfolio is part of the Company's program to borrow funds from the FHLB and invest in mortgage-related securities in an effort to achieve a positive margin on the difference in the investment yield and the cost of the borrowings. The increase in income was a result of an increase in the size of the program.

Interest income on investment securities held-to-maturity totaled $1.4 million for the nine months ended June 30, 2000, compared to $1.5 million for the nine months ended June 30, 1999. The decrease in interest income on the portfolio was primarily the result of a decrease in the average yield on the portfolio as maturing investments were replaced with lower yielding investments.

Interest income on mortgage-backed securities held-to-maturity was $270,000 for the nine months ended June 30, 2000, compared to $432,000 for the nine months ended June 30, 1999. The decline in interest income on the portfolio was primarily the result of a decline in the average balance outstanding in the portfolio to $5.2 million for the nine months ended June 30, 2000. The Company redirected cash flow from the portfolio into its lending operations, its investment securities available-for-sale portfolio, and its investment securities held-to-maturity portfolio. The adjustable rate feature of the underlying loans in the securities, the higher coupon rates on such loans, and lower rates of interest on fixed interest mortgage loans have caused borrowers on the underlying loans to seek out opportunities to refinance their mortgages. The result has been an increase in the cash flow from the portfolio, which resulted in the decline in the average balances in the portfolio.

Interest income on investment securities available-for-sale totaled $489,000 for the nine months ended June 30, 2000, compared to $56,000 for the nine months ended June 30, 2000. The increase was a direct result of the increase in the average size of the portfolio to $6.2 million for the nine months ended June 30, 2000. The portfolio consists primarily of corporate debt securities.

Interest expense was $5.6 million for the nine months ended June 30, 2000, an increase of $1.4 million from the $4.2 million reported for the nine month period ended June 30, 1999. An increase in average interest costing liabilities, including advances from the FHLB, to $142.0 million for the nine months ended June 30, 2000 primarily accounted for the increase in interest expense. The $5.6 million in interest expense reported for the nine month period ended June 30, 2000 was approximately 5.26% of average interest costing liabilities.

Noninterest Income. Noninterest income was $195,000 for the nine months ended June 30, 2000, compared to $284,000 for the nine months ended June 30, 1999. The decrease was directly attributable to fewer gains on sales of interest earning assets, and loan origination fees as mortgage lending activity decreased with rising interest rates. Losses on sales on interest earning assets totaled $31,000 for the nine month period ended June 30, 2000, compared to $128,000 for the nine months ended June 30, 1999. Loan origination and commitment fees were $33,000 for the nine months ended June 30, 2000, compared to $65,000 for the nine months ended June 30, 1999. The declines in loan fee income and gains on sales of loans were partially offset by a $46,000 increase in other noninterest income. The increase was due to additional fee income from new checking account products introduced by the Company in 2000.

Noninterest Expense. Noninterest expense was reported as $2.3 million for the nine month period ended June 30, 2000, a $44,000 increase from the $2.3 million reported for the nine months ended June 30, 1999.


The increase in noninterest expense was primarily the result of a $30,000 increase in compensation and benefits expense for the nine months ended June 30, 2000. The increase in compensation and benefits expense was the result of additional compensation for additional staff employed at the Company's new office location. Also, additional expenses associated with the funding of the Company's defined benefit pension plan and additional expenses associated with the Company's Employee Stock Ownership Plan accounted for a portion of the increase.

Occupancy and equipment expense totaled $386,000 for the nine months ended June 30, 2000, compared to $311,000 for the nine months ended June 30, 1999. The increase was attributable to additional expenses associated with the opening of the new full-service office.

Provision For Income Taxes. The Company incurred federal income tax expense of $141,000 or 37.7% of pre-tax income for the nine months ended June 30, 2000, compared to $162,000 or 38.8% of pre-tax income for the nine months ended June 30, 1999.

ASSET QUALITY

At June 30, 2000,  the Company's  non-performing  assets totaled $1.1 million or
 .55% of total assets, compared to $768,000 or .50% of total assets at September 30, 1999.

Non-performing loans at June 30, 2000 equaled $1.0 million or 1.06% of loans receivable, compared to $768,000 or 1.14% of loans receivable at September 30, 1999.

Classified assets totaled $2.5 million or 1.23% of total assets at June 30, 2000, compared to $1.1 million or .71% of total assets at September 30, 1999.

Classified assets and non-performing assets differ in that classified assets may include loans less than ninety (90) days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets.

The Company's allowance for loan losses totaled $1,099,200 at June 30, 2000, compared to $270,039 at September 30, 1999. The allowance for loan losses as a percentage of loans receivable equaled 1.14% at June 30, 2000 and .40% at September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits from customers, advances from the FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities, sales of loans and operations.

The Association uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At June 30, 2000, the Association had outstanding commitments to extend credit on $4.4 million of real estate loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $15.9 million at June 30, 2000, a decrease of $2.5 million from the $18.4 million reported at September 30, 1999. The decrease was the result of the $1.9 increase in treasury stock, a $771,358 increase in unrealized losses on securities available for sale, and the $180,953 in cash dividends paid. The decrease was offset by the $234,000 net income reported for the three month period ended June 30, 2000, and a $87,287 decrease in deferred compensation.

As of June 30, 2000, the Company's reported book value per share, using total stockholders' equity of $15.9 million (net of the cost of unallocated ESOP and RRP shares) and 1,162,320 outstanding shares of common stock (the total issued shares including unallocated ESOP and RRP shares, less treasury shares), equaled $13.68 per share.

Subsequent to the quarter ended June 30, 2000, the Company announced its intention to pay a cash dividend of $.05 per share on August 23, 2000, to stockholders of record at August 8, 2000.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Congress imposed capital requirements for thrift institutions. At June 30, 2000, the Association's actual and required capital amounts under each of the requirements were as follows:

- Core Capital (Tangible capital plus certain intangible assets) was $13.5 million or 6.77% of total assets, exceeding the minimum requirement of 4.0% by $5.5 million.

- Risk-based Capital (Core capital plus general loan and valuation allowances less an adjustment for capitalized mortgage servicing rights) equaled $14.6 million or 11.41% of risk weighted assets, exceeding the minimum requirement of 8.0% of risk weighted assets by $4.4 million.

At  June  30,  2000,  the  Association  was  considered  a  "well   capitalized"
institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  JUNE 30, 2000
--------------------------------------------------------------------------------

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

Item 5.    Other Information.
           -----------------

      None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
       (a) The following exhibits are filed herewith:

           Exhibit 11.0 - Computation of Earnings Per Share

           Exhibit 27.0 - Financial Data Schedule

       (b)  Reports on Form 8-K

           During the quarter ended June 30, 2000, the Company filed a report on Form 8-K on April 28, 2000, to report the issuance of a press release dated April 28, 2000, announcing the Company's intention to pay, on May 24, 2000, a cash dividend of $.05 per share for the quarter ended March 31, 2000, to stockholders of record on May 9, 2000.

           Durning the quarter ended June 30, 2000, the Company filed a report on Form 8-K on April 28, 2000, to report the issuance of a press release dated April 28, 2000, announcing the Company's earnings for the quarter ending June 30, 2000.

           During the quarter ended June 30, 2000, the Company filed a report on Form 8-K on June 30, 2000 to report the issuance of a press release dated June 30, 2000, announcing the completion of its acquisition of Gilmer Financial Services, Inc.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     East Texas Financial Services, Inc.


Date:  August 21, 2000               /s/ Gerald W. Free
                                     --------------------------------
                                     Vice Chairman, President and CEO
                                     (Principal Executive Officer)


Date:  August 21, 2000               /s/  Derrell W. Chapman
                                     -----------------------
                                     Vice President/COO/CFO
                                    (Principal Financial and Accounting Officer)