Form 10KSB
period 2000-09-30
EAST TEXAS FINANCIAL SERVICES INC
filed 2001-01-12
CIK 929646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the fiscal year ended September 30, 2000

                                     OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ____________ to _____________

                         Commission file number: 0-24848

                       EAST TEXAS FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

            Delaware                                          75-2559089
 ---------------------------------                        ---------------------
(State or other jurisdiction                               (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

1200 South Beckham Avenue, Tyler, Texas                       75701
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:    (903) 593-1767
                                                     ---------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES X . NO .

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

    State the issuer's revenues for its most recent fiscal year: $12,022,222.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and ask prices of such stock on the OTC Electronic Bulletin Board as of December 6, 2000 was $5.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

         As of December 6, 2000, there were issued and outstanding 1,162,320 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Part II of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended September 30, 2000.

                    Part III of Form 10-KSB - Portions of Proxy Statement for 2001 Annual Meeting of Stockholders.

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

         On June 30, 2000, the Company completed an acquisition of Gilmer Financial Services, Inc. ("Gilmer") and Gilmer's wholly owned subsidiary, Gilmer Savings Bank, F.S.B. Gilmer was merged and is operated as a division of First Federal. Gilmer, with one location in Gilmer, Texas, had approximately $35.6 million in total assets, $22.3 million in loans, and $22.9 million in deposits at the time of the acquisition. The Gilmer office will offer a full line of consumer and commercial banking products as well as mortgage lending.

         The Company serves its primary market area, East Texas with a concentration in Smith and Upshur Counties, through its main office, a full service branch location and loan production office, which are located in Tyler, Texas, a loan production office located in Lindale, Texas, a full service branch office located in Gilmer, Texas and a full service branch located in Whitehouse, Texas. At September 30, 2000, the Company had total assets of $200.2 million, deposits of $101.6 million, borrowings from the FHLB of Dallas of $79.0 million, and stockholders' equity of $16.2 million.

                  The principal business of the Company consists of attracting retail deposits from the general public and investing those funds in one- to four-family residential mortgage loans, commercial real estate, one- to four-family construction, multi-family, commercial and consumer loans. The Company also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. At September 30, 2000, substantially all of the Company's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Texas, with most of them located in the Company's primary market area. See "--Originations, Purchases and Sales of Loans."

         The Company has initiated an expansion into full-service commercial banking products and services. The Company offers a full line of products and services that include commercial and consumer loans, debit and credit cards, an

ATM machine and cards and safe deposit boxes. The goal of the expansion is to better serve the Company's existing customers, to attract new customers, to diversify into lending products with higher yields and shorter terms, and to increase non-interest income.

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

         The Company utilizes its borrowing privileges as a member of the FHLB of Dallas. The Company borrows funds from the FHLB of Dallas to fund long term loans and to invest in mortgage-backed securities. See "Mortgage-Backed Securities, Sources of Funds, and Borrowings."

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

         The Company's predominant lending activity is the origination of loans secured by first mortgages on owner-occupied one- to four-family residences. The Company also originates loans secured by commercial real estate, one- to four-family construction, multi-family, commercial and consumer loans. At September 30, 2000, the Company's net loans held in portfolio totaled $102.1 million, which constituted 50.98% of the Company's total assets. At that date, the Company had no loans held for sale.

         The Loan Committee is comprised of President Gerald W. Free (Chairman), Senior Vice President-Lending Joe C. Hobson, Chief Financial Officer Derrell W. Chapman, Vice President-Commercial Lending Stephen W. Horlander and Vice President-Consumer Lending John R. Mills. The committee has the primary responsibility for the supervision of the Company's mortgage loan portfolio with an overview by the full Board of Directors. Loans may be approved by the committees, depending on the size of the loan, with all loans subject to ratification by the full Board of Directors. Any single loan in excess of $500,000 must be approved by the full Board of Directors. In addition, the full Board of Directors must approve any single loan which would result in an accumulation of loans in either direct or indirect liability to a single borrower of $1,500,000. Foreclosure actions or the taking of deeds-in-lieu of foreclosure are subject to oversight by the Board of Directors.

         The  aggregate  amount of loans that the Company is  permitted  to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Company could have invested in any one real estate project, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation--Federal Regulation of Savings Associations." At September 30, 2000, the maximum amount that the Company could have lent to any one borrower and the borrower's related entities was approximately $2.30 million. At September 30, 2000, the Company had no loans or lending relationships with an outstanding balance in excess of this amount. The largest amount outstanding to any one borrower, or group of related borrowers, was approximately $2.29 million at September 30, 2000. It was secured by a first lien on a commercial real estate property operating as a retail shopping center. The second largest lending relationship outstanding at September 30, 2000 was for $1.9 million. It was secured by a first lien on a commercial real estate property. The purpose of the loan was for the construction and development of an office building. The total lending relationship also included a first lien on the borrower's principal residence. The third largest lending relationship at September 30, 2000 was for $1.2 million to a manufacturing firm in Tyler, Texas. It was secured by a first lien on a commercial real estate property, equipment, inventory, receivables, and two automobiles in Tyler, Texas. At September 30, 2000, the next four largest lending relationships totaled $855,000, $690,000, $612,000 and $581,000 respectively. The $855,000 loan was secured by a first lien on several duplex rental properties in Tyler, Texas. The $690,000 loan was secured by a first lien on a commercial real-estate property being operated as a restaurant in Tyler, Texas, two automobiles and equipment. The $612,000 loan was secured by a first lien on a commercial real estate property, a personal residence and two rental properties in Tyler, Texas. The $581,000 loan was secured by a first lien on several duplex rental properties in Smith and Van Zandt counties and a personal residence. At September 30, 2000, all of these loans were performing in accordance with their respective repayment terms. The Company had no other lending relationships in excess of $500,000 at September 30, 2000.

         Loan Portfolio Composition. The following information sets forth the composition of the Company's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts, allowances for losses and loans held for sale) as of the dates indicated.

                                                                     September 30,
                                          -------------------------------------------------------------------
                                                  2000                  1999                    1998
                                             Amount   Percent    Amount     Percent       Amount     Percent
                                         -------------------------------------------------------------------
                                                                (Dollars in Thousands)
Real estate loans:
   One- to four- family                    $ 72,414    68.51 %  $  55,902     78.33 %  $  52,298    83.34 %
   Other residential property                   960     0.91          460      0.64          551     0.88
   Home equity and improvement                7,032     6.65        3,763      5.27        2,971     4.73
   Nonresidential                             9,580     9.06        2,184      3.06        4,106     6.54
   Construction loans                         2,860     2.71        3,988      5.59        2,256     3.60
                                           --------    -----    ---------     -----    ---------    -----
     Total real estate loans                 92,846    87.84       66,297     92.89       62,182    99.09
                                           --------    -----    ---------     -----    ---------    -----

Other loans:
   Consumer loans                             7,567     7.16        1,436      2.01          403     0.64
   Commercial loans                           5,284     5.00        3,636      5.10          168     0.27
                                           --------    -----    ---------     -----    ---------    -----
     Total other loans                       12,851    12.16        5,072      7.11          571     0.91
                                           --------    -----    ---------     -----    ---------    -----


   Total loans                              105,697   100.00 %     71,369    100.00 %     62,753   100.00 %
                                           --------   ======    ---------    ======    ---------   ======



Less:
   Loans in process                           2,539                 3,818                  1,373
   Deferred fees and discounts                   37                    31                     28
   Allowance for loan losses                  1,057                   270                    233
                                         -----------              --------               --------

     Total loans receivable, net            102,064                67,250                  61,119
                                         ===========              ========               ========

         The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.


                                                                                  September 30,
                                                 --------------------------------------------------------------------------
                                                            2000                     1999                     1998
                                                 ------------------------- -------------------------- ---------------------
                                                   Amount       Percent        Amount      Percent      Amount   Percent
                                                 ------------------------- -------------------------- ---------------------
                                                                            (Dollars in Thousands)
Fixed-Rate Loans Real estate loans:
     One- to four-family
        residences                               $   58,441      55.29 %    $   48,134     67.44 %    $  41,730   66.50 %
     Other residential                                  960       0.91             460      0.64            551    0.88
      Home equity and
         Improvement                                  7,032       6.65           3,763      5.27          2,971    4.73
     Nonresidential                                   7,216       6.83           1,715      2.40          3,838    6.12
     Construction loans                               2,860       2.71           3,988      5.59          2,256    3.60
                                                   ---------   --------       ---------   -------       -------- -------
        Total fixed-rate real
            estate loans                             76,509      72.39          58,060     81.35         51,346   81.82
                                                   ---------   --------       ---------   -------       -------- -------

   Other Loans:
     Consumer loans (other than home
         equity and improvement)                      7,567       7.16           1,436      2.01            403    0.64
     Commercial loans                                 5,284       5.00           3,636      5.10            168    0.27
                                                   ---------   --------       ---------   -------       -------- -------
     Total other fixed-rate
          loans                                      12,851      12.16           5,072      7.11            571    0.91
                                                   ---------   --------       ---------   -------       -------- -------

     Total fixed-rate loans                          89,360      84.54          63,132     88.46         51,917   82.73
                                                   ---------   --------       ---------   -------       -------- -------

Adjustable-Rate Loans Real estate loans:
     One- to four-family
         residences                                  13,973      13.22           7,768     10.89         10,568   16.84
     Nonresidential                                   2,364       2.24             469      0.66            268    0.43
                                                   ---------   --------       ---------   -------       -------- -------
       Total adjustable-rate real
          estate loans                               16,337      15.46           8,237     11.54         10,836   17.27
                                                   ---------   --------       ---------   -------       -------- -------

           Total loans                              105,697     100.00 %        71,369    100.00 %       62,753  100.00 %
                                                   ---------    ========      ---------   ========      -------- ========

Less:
   Loans in process                                   2,539                      3,818                    1,373
   Deferred fees and discounts                           37                         31                       28
   Allowance for loan losses                          1,057                        270                      233
                                                   ---------                  ---------                 --------

     Total loans receivable, net                 $  102,064                 $   67,250                $  61,119
                                                   =========                  =========                 --------

         The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at September 30, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                       Real Estate
                    --------------------------------------------------------------------------
                                                                                                   Consumer and
                      1 - 4 Family,                                                              Commercial (other
                     Home equity and          Other                                              than home equity
                       improvement         Residential      Nonresidential     Construction      and improvement     Total Loans
                    -------------------  ----------------  ----------------  ----------------- -----------------  ------------------
    Due During                Weighted           Weighted          Weighted           Weighted           Weighted           Weighted
  Periods Ending               Average            Average           Average           Average             Average            Average
  September 30,      Amount     Rate      Amount   Rate     Amount   Rate     Amount    Rate     Amount    Rate     Amount    Rate
---------------------------------------  ---------------  -----------------  ----------------- ------------------ ------------------

       2001          $  7,377   7.55 %     $ 61  8.00 %    $   823   9.02 %  $ 1,717   9.05 %  $ 4,194    9.83 %  $  14,172   8.49 %
       2002             1,248   8.15        277  7.25        1,723  10.48                        1,172   10.32        4,420   9.58
       2003             1,184   7.47                           439   8.98                        1,416   10.48        3,039   9.09
       2004               577   7.75                            12  10.00                        2,075    9.68        2,664   9.26
       2005             4,352   7.96                           575   8.63                        2,049    9.00        6,976   8.32
       2006             2,037   7.83        200  7.00           33   9.50                          233    9.60        2,503   7.95
   2007 to 2010         7,586   7.89         63  7.75          229   7.75                                             7,878   7.88
   2010 to 2020        51,979   7.67        359  7.75        6,063   8.41                                            58,401   7.75
2020 and following      3,105   8.52                                                                                  3,105   8.52
                     --------              ----             ------            ------            ------             --------

                     $ 79,445            $  960            $ 9,897           $ 1,717          $ 11,139            $ 103,158
                     ========            ======            =======           =======           =======            ---------

                                                                          Less:
                                                                              Deferred fees and discounts                37
                                                                              Allowance for loan losses               1,057
                                                                                                                    -------
                                                                              Total Loans receivable, net         $ 102,064
                                                                                                                   --------

         The total amount of loans due after September 30, 2001 which have predetermined interest rates is $80.4 million while the total amount of loans due after such date which have floating or adjustable interest rates is $7.4 million.

         One- to Four-Family Residential Mortgage Lending. The Company's primary lending activity is the origination of conventional loans for the acquisition of owner-occupied, one- to four-family residences. At September 30, 2000, the Company's one- to four-family residential mortgage loans totaled $72.4 million, or 68.5% of the Company's gross loan portfolio. The Company originates these loans primarily from referrals from real estate agents, existing customers, walk-in customers, builders and from responses to the Company's marketing campaign, directed primarily to individuals in its market area.

         The Company currently originates fixed-rate and Adjustable Rate Mortgage ("ARM") loans. During the year ended September 30, 2000, the Company originated $28.3 million and $10.7 million of fixed-rate mortgage and ARM loans, respectively, which were secured by one- to four-family residences. During the same period, the Company sold $2.9 million of fixed-rate real estate loans which were secured by one- to four-family residences.

         The Company currently originates one- to four-family residential mortgage loans in amounts up to 100% of the appraised value of the security property and generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company's exposure to or below 80% of such value. The terms of such loans are generally for up to a maximum term of 30 years. Interest charged on these mortgage loans is competitively priced according to local market conditions.

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

         Commercial Real Estate and Multi-Family Residential Lending. The Company engages in multi-family and commercial real estate lending, including permanent loans secured primarily by apartment buildings, office buildings, and retail establishments in the Company's primary market area. At September 30, 2000, the Company had $9.6 million and $960,000, respectively, of commercial real estate and multi-family loans, which represented 9.1% and 0.91% respectively, of the Company's gross loan portfolio.

         Generally, commercial and multi-family real estate loans originated by the Company are fixed-rate loans. To a lesser extent, the Company originates adjustable-rate loans, with annual adjustments based upon either the one year Constant Maturity Treasury Securities Rate or the Chase Manhattan Prime Rate, subject to limitations on the maximum annual and total interest rate increase or decrease over the life of the loan. Commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. The Company analyzes the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the net income generated by the property securing the loan and the value of the property itself. The Company requires personal guaranties of the borrowers in addition to the security property as collateral for such loans and personal financial statements on an annual basis. Appraisals on properties securing commercial and multi-family real estate loans originated by the Company are generally performed by independent fee appraisers approved by the Board of Directors.

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

         Construction Lending. The Company engages in residential construction lending, with $2.9 million, or 2.7% of its gross loan portfolio in construction loans as of September 30, 2000. The Company offers loans to owner-occupants and builders for the construction of one- to four-family residences. Currently, such loans are offered with terms to maturity of up to nine months and in amounts generally up to 80% of the appraised value of the security property.

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

         Consumer Loans. The Company offers home equity and home improvement loans and all types of consumer loans to individuals. Substantially all of the Company's consumer loans are originated in its primary market area. At September 30, 2000, the consumer loan portfolio totaled $14.6 million, or 13.8% of the total gross loan portfolio. Home equity loans accounted for $6.7 million of the total loans. All consumer loans are currently originated with fixed rates of interest.

         The Company currently offers home equity loans for up to 80% of the borrower's equity in the property, the maximum allowed by Texas law. Loan terms of up to 15 years are offered at interest rates that are fixed for the term of the loan.

         The Company made the decision to begin offering a full line of consumer loans in conjunction with the opening of its new full service branch office location in 1999. The Company primarily originates its consumer loans on a direct basis, however, it accepts indirect automobile and farm equipment loans from several dealers in its market area. Such loans are approved by the Company prior to acceptance, are underwritten using the same criteria as its direct loans, and are made without recourse to the originator.

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

         Commercial Business Loans. At September 30, 2000, the Company had $5.3 million in commercial loans outstanding, or 5.0% of the Company's total loan portfolio. The Company's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance inventory and equipment. Generally, the Company's commercial business lending has been limited to borrowers headquartered, or doing business, in the Company's market area.

         The Company expects to continue to promote its consumer and commercial business lending activity during the next fiscal year. Management believes that a sufficient demand for small to medium size commercial business loans exists in its markets to warrant expanding its efforts in commercial lending.

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

         In fiscal 2000, the Company originated $39.1 million of loans, compared to $30.5 million and $31.3 million in fiscal 1999 and 1998, respectively. In fiscal 2000, $27.4 million of loans and mortgage-backed securities were repaid, compared to $25.1 million and $27.5 million in fiscal 1999 and 1998, respectively.

         In fiscal 2000, the Company originated approximately $10.7 million in adjustable rate loans, compared to $911,000 in fiscal 1999. The increase was partially due to an increase in one- to four-family residential loans as borrowers elected to lower adjustable rate loans as interest rates increased during 1999 and 2000. In addition, approximately $2.0 million was from adjustable rate commercial real estate loans due to the Company's efforts to increase the origination of such loans.

         The Company currently sells its fixed-rate one- to four-family residential mortgage loans with maturities of greater than 15 years, without recourse, to FNMA, generally on a servicing retained basis. Sales of whole loans generally are beneficial to the Company since these sales may generate income at the time of sale, produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Company sold whole loans in aggregate amounts of $2.9 million, $10.2 million and $10.0 million during the years ended September 30, 2000, 1999, and 1998, respectively. The Company sells loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale should not adversely affect the Company's income at the time of sale.

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

         When loans are sold, the Company typically retains the responsibility for servicing the loans. The Company receives a fee for performing these services. The Company serviced mortgage loans for others amounting to $51.4 million, $43.8 million, and $42.6 million at September 30, 2000, 1999, and 1998, respectively.

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

                                                                     Year Ended September 30,
                                                      ----------------------------------------------------
                                                           2000                1999              1998
                                                      -------------         ----------      --------------
                                                                     (Dollars in Thousands)
Originations by type:
   Adjustable rate:
     Real estate - one- to four-family                $       7,500         $      130      $         861
                       - other residential                        0                  0                  0
                       - commercial                           2,290                221                  0
     Non-real estate - consumer                                   0                  0                  0
                       - commercial business                    925                560                  0
                                                        ------------          ---------        -----------
       Total adjustable-rate                                 10,715                911                861
                                                        ------------          ---------        -----------
   Fixed rate:
     Real estate - one- to four-family                       18,544             27,086             22,740
                       - other residential                       63                160                  0
                       - commercial                           3,285              1,205              2,506
     Non-real estate - consumer                               5,691                583                 52
                       - commercial business                    753                549                140
                                                        ------------          ---------        -----------
       Total fixed-rate                                      28,336             29,583             30,438
                                                        ------------          ---------        -----------
       Total loans originated                                39,051             30,494             31,299
                                                        ------------          ---------         ----------

Purchases:
   Real estate - one- to four-family                              0                  0                 0
                       - other residential                        0                  0                 0
                       - commercial                               0                  0                 0
   Non-real estate - consumer                                     0                  0                 0
                       - commercial business                      0                  0                 0
    Loans acquired through merger                            21,806                  0                 0
                                                        ------------      -------------        ----------
       Total loans purchased                                 21,806                  0                 0
   Mortgage-backed securities (excluding
       REMICs and CMOs)                                           0                  0             2,482
    Mortgage-backed and related acquired
       Through merger                                         8,993                  0                 0
   REMICs and CMOs                                            6,909             26,076             9,031
                                                        ------------      -------------        ----------
             Total purchases                                 37,708             26,076            11,513
                                                        ------------      -------------        ----------

Sales and Repayments:
   Real estate - one- to four-family                          2,949             10,237            10,032
                       - multi-family                             0                  0                 0
                       - commercial                               0                  0                 0
   Non-real estate - consumer                                     0                  0                 0
                       - commercial business                      0                  0                 0
                                                        ------------      -------------        ----------
       Total loans sold                                       2,949             10,237            10,032
   Mortgage-backed securities                                     0                  0                 0
                                                        ------------      -------------        ----------
        Total sales                                            2949             10,237            10,032
   Principal repayments - Loans                              22,109             14,096            17,421
   Principal repayments - mortgage-backed
        Securities                                            5,334             11,009            10,069
                                                        ------------      -------------        ----------
             Total reductions                                30,392             35,342            37,522
                                                        ------------      -------------        ----------
   Increase (decrease) in other items, net                  (1,962)              (147)              (38)
                                                        ------------      -------------        ----------
       Net increase (decrease)                        $      44,405     $       21,081       $     5,252
                                                        ============      =============        ==========

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

         The following table sets forth the Company's loan delinquencies by number, amount and percentage of loan category at September 30, 2000.

                                               Loans Delinquent for:
                          ---------------------------------------------------------------
                                   60 - 89 Days                     90 Days and Over          Total Loans Delinquent 60
                                                                                                    Days or More
                          -------------------------------  ------------------------------  --------------------------------

                                                Percent                         Percent                        Percent
                                                of Loan                         of Loan                        of Loan
                           Number      Amount  Category     Number     Amount  Category     Number    Amount  Category
                          -------------------------------  ------------------------------- -------------------------------
                                                                (Dollars in Thousands)
Real Estate:
  One- to four-family           0   $      0      0.00 %       29  $   1,226     1.69 %       29   $   1,226     1.69 %
  Home equity and
      Improvement               0          0      0.00          5        106     1.51          5         106     1.51
  Non-residential               0          0      0.00          2         73     0.76          2          73     0.96
  Construction loans            2        150      5.24          2         88     3.08          4         238     8.32

  Consumer and
      Commercial loans          3         58      0.45         34        361     2.81         37         419     3.26
                           -------   --------   -------    -------   --------   ------    -------   ---------   ------

       Total                    5   $    208      0.20 %       72   $  1,854     1.75 %       77   $   2,062     1.95 %
                           =======   ========   =======    =======   ========   ======    =======   =========   ======


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


                                                                      September 30,
                                                     ------------------------------------------------
                                                        2000                1999             1998
                                                     -------------    --------------   --------------
                                                                    (Dollars in Thousands)
Non-accruing loans:
   One- to four-family                                $       712      $      768       $       187
   Consumer and other loans                                     0               0                 0
                                                        ----------       ---------        ----------
       Total                                                  712             768               187
                                                        ----------       ---------        ----------

Accruing loans delinquent more than 90 days:
     One- to four-family                                        0               0                 6
     Consumer and other loans                                 246               0                 0
                                                        ----------       ---------        ----------
       Total                                                  246               0                 6
                                                        ----------       ---------        ----------

Foreclosed assets:
   One- to four-family                                         43               0                35
   Consumer and other loans                                    43               0                 0
                                                        ----------       ---------        ----------
       Total                                                   86               0                35
                                                        ----------       ---------        ----------

Total non-performing assets                           $     1,044     $       768     $         228
                                                        ==========       =========        ==========

Total as a percentage of total assets                       0.52%           0.50%             0.18%
                                                        ==========       =========        ==========


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

         Classified assets totaled $2.9 million, $1.1 million, and $570,000 for the periods ending September 30, 2000, 1999, and 1998 respectively. Classified assets and non-performing assets differ in that classified assets may include loans less than 90 days delinquent. Also, assets guaranteed by governmental agencies such as the Veterans Administration or the Federal Housing Administration are not included in classified assets but are included in non-performing assets.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 2000, the Company had classified $2.6 million assets as substandard, $92,000 as doubtful, and $241,000 as loss.


         Other Assets of Concern. As of September 30, 2000, there were no other assets classified by the Company because of known information about the possible credit problems of the borrowers or the cash flows of the security property that caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which could result in the future inclusion of such item in the non-performing asset categories.

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

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At September 30, 2000, the Company had a total allowance for loan losses of $1.1 million, which equaled 110.3% of nonperforming loans, 1.04% of total loans and 0.53% of total assets. See Note 1 of the Notes to Consolidated Financial Statements.

         The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                           Year Ended September 30,
                                                             ------------------------------------------------
                                                                   2000              1999            1998
                                                             ---------------   ---------------  -------------
                                                                             (Dollars in Thousands)
Balance at beginning of period                               $          270    $          233   $        273

Charge-offs:
   One- to four-family                                                  (1)               (2)           (40)
   Consumer and other loans                                            (39)                 0              0
                                                               -------------     -------------    -----------
       Total charge-offs                                               (40)               (2)           (40)
                                                               -------------     -------------    -----------

Recoveries:
   One- to four-family                                                   10                 0              0
   Consumer and other loans                                               0                39              0
                                                               -------------     -------------    -----------
       Total recoveries                                                  10                39              0
                                                               -------------     -------------    -----------


Net (charge-offs)/recoveries                                           (30)                37           (40)

Additions charged to income                                              28                 0              0

Allowance acquired                                                      789                 0              0
                                                               -------------     -------------    -----------

Balance at end of period                                     $        1,057    $          270   $        233
                                                               =============     =============    ===========

Ratio of (net charge-offs) during the period to
   Average loans outstanding during the period                       (0.04) %             0.06 %       (0.07)
                                                               =============      =============    ===========

Ratio of (net charge-offs) during the period to
   Average non-performing assets                                     (3.31) %             7.43 %      (14.87)
                                                               =============      =============    ===========

         The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                  September 30,
                                 2000                                 1999                              1998
                         ---------------------------------------------------------------------------------------------------
                                            Percent                           Percent                          Percent
                                            of Loans                          of Loans                         of Loans
                                   Loan     in Each                   Loan    in Each                  Loan    in Each
                      Amount of   Amounts   Category    Amount of    Amounts  Category   Amount of    Amounts  Category
                      Loan Loss     by      to Total    Loan Loss      by     to Total   Loan Loss      by     to Total
                      Allowance  Category    Loans      Allowance   Category   Loans     Allowance   Category   Loans
                     -------------------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
One- to four-family  $      97   $ 72,414     68.51 %     $  56     $ 55,902   78.33 %   $   52     $ 52,298     83.34 %
Other residential            0        960      0.91           0          460    0.64          0          551      0.88
Home equity and
                             0      7,032      6.65           7        3,763    5.27          0            0      0.00
Improvement
Non-residential             25      9,580      9.06           0        2,184    3.06          0        4,106      6.54
Construction                84      2,860      2.71           0        3,988    5.59          0        2,256      3.60
 Commercial and
     Consumer              381     12,851     12.16           0        5,072    7.11          0        3,542      5.64
Unallocated                470          0      0.00         207            0    0.00        181            0      0.00
                       --------    -------   -------        ----      ------- -------      -----      -------  --------
   Total             $   1,057   $ 105,697   100.00 %     $ 270     $ 71,369  100.00 %   $  233     $ 62,753    100.00 %
                       ========    =======   =======        ====      ======= =======      =====      =======  ========


Investment Activities

         Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

         At September 30, 2000, the Company had two investment portfolios, one consisting primarily of adjustable rate mortgage-backed securities and the other consisting principally of fixed rate debentures. Both portfolios consisted primarily of U.S. Government or U.S. Government Agency obligations and to a lesser extent, corporate debt securities. These investments were made in order to generate income and, because these securities generally carry a low risk weighting for OTS risk-based capital purposes, to satisfy OTS liquid-asset requirements. See "Regulation - Capital Requirements" and "--Liquidity."

         At September 30, 2000, the Company's investment security portfolio totaled $40.0 million or 20.0% of total assets. Approximately $26.0 million of the portfolio was in U.S. Government Agency obligations, $7.3 million was in corporate debt securities with investment grade ratings of BBB+ or higher and $585,000 was in municipal bonds, all of which were fixed rate and term securities. The remainder of the portfolio was in FHLB stock, time deposits with banks and overnight deposits with banks. Mortgage-backed securities totaled $48.3 million or 24.1% of total assets. For information regarding the amortized cost, market and accounting classification values of the Company's investment securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements. At September 30, 2000, the weighted average term to maturity or repricing of the investment securities portfolio, excluding FHLB stock, was 2.8 years. For information regarding the amortized cost, market values and accounting classification of the Company's mortgage-backed securities portfolio, see Note 4 of the Notes to Consolidated Financial Statements.

         Mortgage-Backed Securities. The Company purchases mortgage-backed and related securities to complement its mortgage lending activities. The Company makes significant purchases of mortgage-backed and related securities to supplement home mortgage originations for its portfolio. Management has determined that such investments produce relatively higher risk-adjusted yields for the Company when compared to other investment securities and substituted for loan originations, in light of the competition for home mortgages in the Company's market area. The Company has emphasized mortgage-backed and related securities with high credit quality, high cash flow, low interest-rate risk, high liquidity and acceptable prepayment risk.

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

         The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.

                                                                            September 30,
                                                 -----------------------------------------------------------------
                                                         2000                   1999                  1998
                                                 -----------------------------------------------------------------
                                                      Book     % of       Book     % of         Book      % of
                                                     Value    Total       Value    Total        Value     Total
                                                 -----------------------------------------------------------------
                                                                       (Dollars in Thousands)
Mortgage-backed securities available-for-sale

    U.S. Government agency pass-
       through mortgage-backed
       Securities                                $    9,482   19.63 %   $ 2,918    7.54 %       4,217    17.76 %
    U.S. Government agency
       collateralized mortgage obligations           34,338   71.11      29,731    76.82        8,360    35.20
                                                    -------- ---------   ------- --------     --------  ------
            Subtotal                                 43,820   90.74      32,649    84.36       12,577    52.95

Mortgage-backed securities held-to-maturity

    U.S. Government agency pass-through
       Mortgage-backed securities                     4,251    8.80       5,764    14.89       10,878    45.80
                                                    -------- -------     ------- --------     -------- --------
            Subtotal                                  4,251    8.80       5,764    14.89       10,878    45.80
                                                    -------- -------     ------- --------     -------- --------

Unamortized premium (discounts), net                   221     0.46         288     0.74          296     1.25
                                                   -------- --------    -------- --------     -------- --------

        Total mortgage-backed securities         $  48,292   100.00 %  $ 38,701   100.00 %  $  23,751   100.00 %
                                                   ======== ========    ======== ========     ======== ========


         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at September 30, 2000.

                                                                                                    Total
                                                                                               Mortgage-Backed
                                                                 Due In                           Securities
                                                 -------------------------------------------------------------------
                                                  5 Years    5 to 10    10 to 20    Over 20   Amortized    Market
                                                  or Less     Years      Years       Years      Cost       Value
                                                 -------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Mortgage-backed securities available-for-sale

     U.S. Government agency pass-through
        mortgage-backed securities             $      71   $  1,002   $   3,216  $    5,246  $   9,535   $    9,564

    U.S. Government agency collateralized
        mortgage obligations                       1,612          0           0      33,949     35,561       34,448
                                                 --------    -------    --------   ---------   --------    ---------
          Total available-for-sale                 1,683      1,002       3,216      39,195     45,096       44,012
                                                 --------    -------    --------   ---------   --------    ---------

Mortgage-backed securities held-to-maturity

    U.S. Government agency pass-through
        mortgage-backed securities                     0          0           0       4,279      4,279        4,349
                                                 --------    -------    --------   ---------   --------    ---------
       Total held-to-maturity                          0          0           0       4,279      4,279        4,349
                                                 --------    -------    --------   ---------   --------    ---------

          Total mortgage-backed securities     $   1,683    $ 1,002    $  3,216   $  43,474   $ 49,375     $ 48,361
                                                 ========     ======     =======   =========   =======      ========



The following table sets forth the composition of the Company's investment securities, excluding mortgage-backed securities, at the dates indicated.

                                                                            September 30,
                                           -------------------------------------------------------------------------------
                                                      2000                     1999                          1998
                                           -------------------------------------------------------------------------------
                                                Book      % of           Book        % of             Book        % of
                                                Value     Total         Value       Total             Value       Total
                                           ---------------------------------------------------------------------------------
                                                                                 (Dollars in Thousands)
Investment securities available-for-sale
   Corporate debt                            $   7,332    18.33 %   $    5,919        14.05  %     $       0        0.00  %
    Municipal bonds                                585     1.46              0         0.00                0        0.00
                                               --------  -------       --------     --------         --------  ----------
      Subtotal                                   7,917    19.79          5,919        14.05                0        0.00
                                               --------  -------       --------     --------         --------  ----------

Investment securities held-to-maturity

   U.S. government securities                        0     0.00              0         0.00            2,505        7.42
   Federal agency obligations                   25,970    64.93         30,481        72.37           27,262       80.78
                                               --------  -------       --------     --------         --------  ----------
      Subtotal                                  25,970    64.93         30,481        72.37           29,767       88.20
                                               --------  -------       --------     --------         --------  ----------

   Total investment securities                  33,887    84.72         36,400        86.42           29,767       88.20
                                               --------  -------       --------     --------         --------  ----------

Average remaining life of investment                      2.8 yrs                    3.4 yrs                     2.6 yrs
securities


Other interest-earning assets:
   FHLB stock                                    4,115    10.29          2,283         5.42              789        2.34
   Interest-bearing deposits with banks(1)       1,632     4.08          3,436         8.16            3,064        9.08
   Other overnight deposits(2)                     365     0.91              0         0.00              129        0.38
                                               --------  -------       --------     --------         --------  ----------
      Total other interest-earning assets        6,112    15.28          5,719        13.58            3,982       11.80
                                               --------  -------       --------     --------         --------  ----------

Total investment securities, FHLB stock
   and other interest-earning assets        $   39,999   100.00 %    $  42,119       100.00 %    $     33,749     100.00 %
                                              =========  =======       ========     ========       ===========    =======

----------------------
(1)  Includes investments in insured certificates of deposit.
(2) Includes securities purchased under agreement to resell and federal funds sold.

The following table sets forth the composition and maturities of the Company's investment securities portfolio as of September 30, 2000.

                                                               At September 30, 2000

                                       Less Than      1 to 3      3 to 5       Over     Total Investment
                                         1 Year       Years       Years      5 Years       Securities
                                         Amort        Amort       Amort       Amort      Amort      Market
                                         Cost         Cost        Cost        Cost       Cost       Value
                                     ------------  ----------- ----------- ---------  ----------- ----------
                                                                        (Dollars in Thousands)
Investment securities
        available-for-sale
   Corporate debt                    $       0    $   3,534   $   3,447   $     445    $   7,426   $   7,332
   Municipal bonds                           0          232         198         148          578         585


Investment securities
        held-to-maturity
   Federal agency obligations            1,000       16,500       6,471       1,999       25,970      25,428
                                       --------     --------  ----------    --------   ----------    --------

      Total investment securities    $   1,000    $  20,266   $  10,116   $   2,592    $  33,974   $  33,345
                                       ========     ========    ========    ========     ========    ========

Weighted average yield                   5.92%        6.05%       6.29%       6.05%        6.12%



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

         The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. However, the Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. As a result and except for the deposits acquired in the Gilmer merger, net deposits would have shown a decline for the fiscal year ended September 30, 2000. Based on its experience, the Company believes that its deposits are relatively stable sources of funds. However, the ability of the Company to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.


                                                                        September 30,
                                         ----------------------------------------------------------------------
                                                2000                        1999                1998
                                         ----------------------------------------------------------------------
                                                     Percent                  Percent                Percent
                                            Amount   of Total       Amount   of Total      Amount    of Total
                                         ---------------------   ---------------------- -----------------------
                                                                  (Dollars in Thousands)
Transactions and Savings Deposits:
----------------------------------

  Non-interest
     Checking                             $   2,644     2.60 %   $    2,022     2.31 %  $   1,528      1.76 %
  Interest checking                           9,169     9.02          7,537     8.62        1,312      1.51
  Savings accounts                            3,888     3.83          2,628     3.00        3,032      3.50
  Money market accounts                       5,062     4.98          4,800     5.48        6,162      7.11
                                           --------- --------      --------- --------     --------  --------
Total non-
   Certificates                              20,763    20.43         16,987    19.41       12,034     13.89
                                           --------- --------      --------- --------     --------  --------

Certificates:

     0.00 - 3.99%                                 0     0.00              0     0.00          434      0.50
     4.00 - 4.99%                             1,148     1.13         26,466    30.23       14,753     17.03
     5.00 - 5.99%                            50,026    49.23         40,293    46.03       53,641     61.91
     6.00 - 6.99%                            29,626    29.15          3,440     3.93        3,857      4.45
     7.00 - 7.99%                                57     0.06            354     0.40        1,914      2.21
     8.00 - 8.99%                                 0     0.00              0     0.00           11      0.01
                                           --------- --------      --------- --------     --------  --------

 Total Certificates                          80,857    79.57         70,553    80.59       74,610     86.11
                                           --------- --------      --------- --------     --------  --------

     Total Deposits                      $  101,620   100.00 %   $   87,540   100.00 %  $  86,664    100.00 %
                                           ========= ========      ========= ========     ========  ========

         The following table sets forth the savings flows at the Company during the periods indicated.

                                            Year Ended September 30,
                                 ------------------------------------------
                                     2000           1999            1998
                                 ------------------------------------------
                                           (Dollars in Thousands)

Opening balance                   $ 87,540       $ 86,644       $ 88,551


Deposits                            20,050         13,727         25,131
Withdrawals                          7,954         14,819         29,302
Interest credited                    1,984          1,988          2,264
                                  --------       --------        --------

Ending balance                    $101,620       $ 87,540       $ 86,644
                                  ========       ========        ========

Net increase (decrease)           $ 14,080       $    896       $ (1,907)
                                  ========       ========        ========

Percent increase (decrease)          16.08 %         1.03 %        (2.15) %
                                  ========       ========        ========



         The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 2000.

                                                                   7.00-
                             0.00-        5.00-       6.00-         Or                        Percent
                             4.99%        5.99%       6.99%      Greater        Total        Of Total
                          -----------  -----------  ---------  ----------- ---------------------------
                                           (Dollars in Thousands)
December 31, 2000          $       19   $   16,742   $    2,237  $      0   $    18,998        23.50%
March 31, 2001                     54       15,574            0         0        15,628        19.32%
June 30, 2001                     548        7,760        4,278         0        12,586        15.57%
September 30, 2001                  0        4,403        7,867         0        12,270        15.17%
December 31, 2001                 156          620        4,251         0         5,027         6.22%
March 31, 2002                     23        1,783        3,800         0         5,606         6.93%
June 30, 2002                       0          336        1,683         0         2,019         2.50%
September 30, 2002                  0          118        2,172         0         2,290         2.83%
December 31, 2002                   0            0        1,550         0         1,550         1.92%
March 31, 2003                      0        1,034          693         0         1,727         2.14%
June 30, 2003                       0          650            0         0           650         0.80%
September 30, 2003                  0          423            0        57           423         0.52%
Thereafter                        348          583        1,095         0         2,083         2.58%
                             ---------    ---------    ---------   -------     ---------    ----------

      Total                $    1,148   $   50,026   $    3,440  $    354   $    80,857       100.00%
                             =========    =========    =========   =======     =========    ==========

      Percent of total          1.42%       61.87%       36.64%     0.07%
                             =========    =========    =========   =======

         The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of September 30, 2000.

                                                                              Maturity
                                               ----------------------------------------------------------------------
                                                                 Over            Over
                                                 3 Months        3 to 6        6 to 12          Over
                                                  or Less        Months         Months        12 Months      Total
                                               ----------------------------------------------------------------------

Certificates of deposit less than $100,000   $   10,191    $    10,549    $    14,653    $     15,300    $   50,693

Certificates of deposit of $100,000 or more       8,807          5,079         10,203           6,075        30,164
                                               ---------     ----------     ----------     -----------     ---------

Total certificates of deposit                $   18,998    $    15,628    $    24,856    $     21,375    $   80,857
                                               =========     ==========     ==========     ===========     =========



         Borrowings. The Company has the ability to use advances from the FHLB to supplement its deposits when the rates are favorable. As a member of the FHLB, the Company is required to own capital stock and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and includes a range of maturities. The FHLB may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.

         During the fiscal year ended September 30, 2000, the Company continued borrowing funds through the FHLB advance program. The Company used the proceeds to invest in adjustable rate mortgage-backed securities with yields greater than the cost of the advance. The intent of the program is to make better use of the Company's excess capital by increasing the overall size of the Company's balance sheet.

         The advances used in the program are short-term, usually 30-35 days. The rates of the advances, which are established by the FHLB, generally are linked to comparable short term U.S. Treasury interest rates or a short term index such as the 30 day London Interbank Offering Rate ("LIBOR"). The Company invests the advance proceeds in a dollar-for-dollar matching program in adjustable mortgage-backed pass-through securities and collateralized mortgage obligations. The program is designed to achieve a positive spread between the cost of the advances and the investment yield. The mortgage-backed securities are held in an "available-for-sale" accounting classification. See "Mortgage-Backed Securities" and "Sources of Funds." In addition, the Company utilized advances from the FHLB to fund a portion of its single family mortgage loans originated during the year.

         The following table sets forth the maximum month-end balance of FHLB advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.

                                                                  Year Ended September 30,
                                                          ----------------------------------------
                                                              2000          1999             1998
                                                          ------------------------------------------
                                                                    (Dollars In Thousands)
Maximum Balance:
     FHLB advances                                        $   78,959    $   45,058      $    14,946
     Securities sold under agreements to repurchase                0             0                0
     Other borrowings                                              0             0                0

Average Balance:
     FHLB advances                                        $   58,736    $   31,086      $     9,724
     Securities sold under agreements to repurchase                0             0                0
     Other borrowings                                              0             0                0


          The  following  table  sets  forth  certain   information  as  to  the
Association's borrowings at the dates indicated.

                                                                         Year Ended September 30,
                                                                -------------------------------------------
                                                                     2000          1999           1998
                                                                -------------------------------------------
                                                                          (Dollars In Thousands)

FHLB advances                                                   $    78,959    $   45,058      $  14,946
Securities sold under agreements to repurchase                            0             0              0
Other borrowings                                                          0             0              0
                                                                   ---------     ---------       --------

     Total borrowings                                           $    78,959    $   45,058      $  14,946
                                                                   =========     =========       ========


Weighted average interest rate of FHLB
    Advances                                                           6.57 %        5.51 %         5.55 %

Weighted average interest rate of securities sold
    Under agreements to repurchase                                     0.00 %        0.00 %         0.00 %

Weighted average interest rate of other
    Borrowings                                                         0.00 %        0.00 %         0.00 %

Subsidiary Activities

         As a federal savings and loan association, First Federal is permitted by OTS regulations to invest up to 2% of its assets or approximately $4.0 million at September 30, 2000, in the stock of, or unsecured loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At September 30, 2000, the Association had one subsidiary, Gilstar Service Corporation. The service corporation was acquired in the Gilmer merger. The corporation was utilized by Gilmer to sell non-deposit investment products to its customers and non-customers. The Association's investment in the service corporation was approximately $58,000 at September 30, 2000. The Company intends to maintain the service corporation for an indefinite period of time and may elect to use the investment to sell non-deposit investment products to its own customers and non-customers.


                                   REGULATION

General

         First Federal is a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Association is subject to broad federal regulation and oversight extending to all its operations. First Federal is a member of the FHLB of Dallas and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of First Federal, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations like First Federal. The Association is a member of the SAIF, which together, with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of First Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Association.

         Certain of these regulatory requirements and restrictions affecting First Federal and the Company are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of First Federal were as of November 29, 1999 and August 17, 1990, respectively. Under agency scheduling guidelines, another examination will be initiated within the next 12-18 months. When these examinations are conducted by the OTS and FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended September 30, 2000 was $42,141.

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

         In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws and it is prohibited form engaging in any activities not permitted by these laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by nonresidential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Association is in compliance with the noted restrictions.

         The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2000, the Association's lending limit under this restriction was $2.3 million. First Federal is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on matters such as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC

         First Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and the insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to 0.27% per $100 of assessable assets. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 of core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. At September 30, 2000, the rate established by the FDIC for all FDIC-insured institutions is 2.06 basis points per $100 of assessable SAIF deposits and BIF deposits.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from total capital for calculating compliance with this requirement. At September 30, 2000, the Association had approximately $1.8 million of intangible assets and other required regulatory adjustments that were required to be deducted from total capital.

         At September 30, 2000, the Association had tangible capital of $13.6 million, or 6.8% of adjusted total assets, which is approximately $10.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least three percent of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least four percent to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a three percent ratio.

         At September 30, 2000, the Association had core capital equal to $13.6 million, or 6.8% of adjusted total assets, which is $5.6 million above the minimum requirement for capital adequacy purposes of four percent as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least eight percent of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2000, the Association had no capital instruments that qualify as supplementary capital and $1.1 million of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at September 30, 2000.

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

         On September 30, 2000, First Federal had total capital of $14.6 million (including $13.6 million in core capital and $1.1 million in loan loss reserves) and risk-weighted assets of $90.2 million, or total capital of 16.2% of risk-weighted assets. This amount was $7.4 million above the 8% requirement in effect on that date.

         The OTS and FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a four percent core capital ratio, a four percent Tier 1 risk-based capital ratio or an eight percent risk-based capital ratio). Any undercapitalized association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

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

         OTS regulations generally permit a federal savings association to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceeding two years. The Association is in compliance with this requirement.

Qualified Thrift Lender Test

         All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternate, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2000, the Association met the test and has always met the test since its effectiveness.

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

         Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. First Federal was examined for CRA compliance in April 1998 and received a rating of "satisfactory."

         The Association's Board of Directors has implemented a loan program designed to lend money to low to moderate income borrowers and targeted to specific census tract locations that were considered low to moderate income areas. The program, entitled Housing Assistance Program (HAP) initially set aside $500,000 to reach low to moderate income borrowers. The Association significantly relaxed its normal loan underwriting guidelines in order to qualify the applicants. The HAP program was successful and the Association was able to loan all of the designated funds in approximately six months.

         In both 1999, and 2000, the Board set aside $300,000 to lend to low to moderate income borrowers. The Company loaned most of the designated amount.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Association include the Company and any company, which is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis. First Federal's Subsidiaries are not deemed affiliates.

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


Holding Company Regulation

         The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As a result, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the holding company acquired control of another savings association as a separate subsidiary, at the holding company level, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than First Federal or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

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

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. These acquisitions are generally prohibited if they result in multiple savings and loan holding company controlling savings associations in more than one state. However, the interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.


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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 2000, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         First  Federal  is a member of the FHLB of  Dallas,  which is one of 12 regional FHLB, that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, First Federal is required to purchase and maintain stock in the FHLB of Dallas. At September 30, 2000, First Federal had $4.1 million in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Such dividends averaged 8.01% for fiscal year 2000, which included a one time special dividend of $47,600.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Federal's FHLB stock may result in a corresponding reduction in First Federal's capital.

         For the fiscal year ended September 30, 2000, dividends paid by the FHLB of Dallas to First Federal totaled $242,000, which constitutes a $156,000 increase over the amount of dividends received in fiscal year 1999.

Federal and State Taxation

         Savings associations such as the Association that meet certain conditions prescribed by the Code, are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 2000, the Association's Excess for tax purposes totaled approximately $2.4 million.

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

         The Company's primary market area covers Smith and Upshur County, Texas. There are numerous commercial banks, one savings association and several credit unions which compete for deposits and loans in the Company's primary market area, including major national and regional banking organizations as well as smaller local institutions. The Company estimates its share of the residential mortgage loan market and savings deposit base to be not more than xx% and x%, respectively.


Employees

         The Company had 44 full-time employees and 3 part-time employees as of September 30, 2000, none of whom was represented by a collective bargaining agreement. The Company believes that its relations with its personnel have been good.




Executive Officers Who Are Not Directors

         The following is a description of the Company's and the Association's executive officers who were not also directors as of September 30, 2000.


         Derrell W. Chapman, age 42, is Vice President, Chief Operating Officer and Chief Financial Officer of the Company and the Association. He has held such positions with the Company since its formation and the Association since 1989. Mr. Chapman was appointed an Advisory Director in 1998. Prior to his employment with the Association, Mr. Chapman was Vice President and Controller of Jasper Federal Savings and Loan Association, located in Jasper, Texas. Mr. Chapman is a certified public accountant.

         Joe C.  Hobson,  age  47,  is  Senior  Vice  President--Lending  of the
Association, a position he has held since 1992. Mr. Hobson has served the Association in various capacities since 1975.

Item 2.           Description of Property

         The Company conducts its business at its main office and a drive-through facility located in Tyler, Texas, an additional full service branch located in Tyler, Texas, a full service branch office located in Whitehouse, Texas, a full service branch office in Gilmer, Texas, and loan production offices located in Tyler and Lindale, Texas. The following table sets forth information relating to each of the Company's properties as of September 30, 2000.

                                                       Total                  September 30, 2000
                                        Owned       Approximate              Net Building    Net
                              Year        or          Square                     and         Book
Location                   Acquired     Leased       Footage        Land      Equipment      Value
--------                   --------     ------       -------        ----      ---------      -----
                                                     (Dollars In Thousands)
Main Office:

1200 South Beckham           1962       Owned        10,000       $   92       $  414        $  506
Tyler, Texas

Full-Service Branches:

107 Highway 110 North        1984       Owned         2,500          158          103           261
Whitehouse, Texas

7205 South Broadway          1998       Owned           n/a        1,247          366*        1,613
Tyler, Texas

218 W. Cass                  2000       Owned         3,000           62          146           208
Gilmer, Texas

Loan Agencies:

4550 Kinsey Drive            1994       Owned         2,200           34          105           139
Tyler, Texas

904 South Main               1997       Leased        1,200            0           17            17**
                                                                  ------       ------        ------
Lindale, Texas

                                                      Totals      $1,593       $1,151        $2,744
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

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year, through the solicitation of proxies or otherwise during the year ended September 30, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Page 27 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

         Pages 6 through 27 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 7.  Financial Statements

         Pages 29 through 34 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.



Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Association who are not also directors contained in Part I of this Form 10-KSB is incorporated herein by reference, from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 24,

2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.


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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports are required, during the fiscal year ended September 30, 2000, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owner and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.          Exhibits and Reports on Form 8-K

(a)      Exhibits

                                                              Reference to Prior
                                                              Filing or Exhibit
                                                              Number Attached
     Regulation            Document                                Hereto
--------------------------------------------------------------------------------
         3(a)    Articles of Incorporation                           *

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

         99      Additional Exhibits                                 None

 -----------------------
         * Filed as exhibits to the Company's Form S-1 registration statement (File No. 33-83758) filed on September 6, 1994 pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

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

(b)      Reports on Form 8-K

         A Form 8-K, dated June 30, 2000, was filed during the quarter ended September 30, 2000 to report an amendment to the agreement and plan of merger dated April 25, 2000, in conjunction with the acquisition of Gilmer Financial Services, Inc.

         A Form 8-K/A, dated June 30, 2000, was filed during the quarter ended September 30, 2000 to report financial statements and certain proforma financial information, in conjunction with the acquisition of Gilmer Financial Services, Inc.

         A Form 8-K,  dated July 3, 2000,  was filed  during the  quarter  ended
         September 30, 2000 to report the issuance of a press release by the Company announcing the completion of the merger with Gilmer Financial Services, Inc.

         A Form 8-K, dated July 25, 2000, was filed during the quarter ended September 30, 2000, to report the issuance of a press release by the Company announcing a cash dividend and earnings for the quarter ended June 30, 2000.

         A Form 8-K, dated August 22, 2000, was filed during the quarter ended September 30, 2000 to report the issuance of a press release by the Company announcing earnings for the quarter ending June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         EAST TEXAS FINANCIAL
                                         SERVICES, INC.


Date:  January 11, 2001                   By:  /s/ Gerald W. Free
                                              --------------------------------
                                              Gerald W. Free, Vice Chairman,
                                              President, Chief Executive Officer
                                              and Director
                                              (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Gerald W. Free                         /s/ Jack W. Flock
---------------------------                ---------------------------
Gerald W. Free, Vice Chairman,
President, Chief Executive Officer         Jack W. Flock, Chairman of the Board
and Director
(Principal Executive Officer)

Date:  January 11, 2001                    Date:  January 11, 2001

/s/ Derrell W. Chapman                     /s/ M. Earl Davis
---------------------------                ---------------------------
Derrell W. Chapman, Vice President,        M. Earl Davis, Director
Chief Operating Officer and Chief
Financial Officer (Principal Financial
And Accounting Officer)

Date:  January 11, 2001                    Date:  January 11, 2001

/s/ James W. Fair                          /s/ Charles R. Halstead
---------------------------                -----------------------------------
James W. Fair, Director                    Charles R. Halstead, Director

Date:  January 11, 2001                    Date:  January 11, 2001

/s/ L. Lee Kidd                            /s/ H. H. Richardson, Jr.
------------------------------------       --------------------------
L. Lee Kidd, Director                      H. H. Richardson, Jr., Director

Date:  January 11, 2001                    Date:  January 11, 2001

/s/ Jim M. Vaughn, M.D.
-----------------------
Jim M. Vaughn, M.D., Director

Date:  January 11, 2001

                                Index to Exhibits


11.      Statement re:     Computation of per share earnings

13.      Annual Report to Security Holders

21.      Subsidiaries of Registrant

22.      Consent of Accountants

27.      Financial Data Schedule