Form 10QSB
period 2000-12-31
EAST TEXAS FINANCIAL SERVICES INC
filed 2001-02-14
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                   [X] Yes                      [_] No

         The number of shares of the registrant's common stock ($.01 par value) outstanding as of December 31, 2000, was 1,162,320.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                December 31, 2000



                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
Part I - Financial Information

     Item 1.  Financial Statements

         Consolidated Statements of Financial Condition, December 31, 2000
         (Unaudited) and September 30, 2000....................................................       4

         Consolidated Statements of Income, (Unaudited) three months ended
         December 31, 2000, and December 31, 1999..............................................       5

         Consolidated Statement of Changes in Stockholders' Equity, (Unaudited)
         three months ended December 31, 2000..................................................       6

         Consolidated Statements of Cash Flows, (Unaudited) three months ended
         December 31, 2000, and December 31, 1999..............................................       7

         Notes to (Unaudited) Consolidated Financial Statements, December 31, 2000.............       9

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................................      14

Part II - Other Information

     Item 1.  Legal Proceedings................................................................      21

     Item 2.  Changes In Securities............................................................      21

     Item 3.  Defaults Upon Senior Securities..................................................      21

     Item 4.  Submission of Matters To a Vote of Security Holders..............................      21

     Item 5.  Other Information................................................................      21

     Item 6.  Exhibits and Reports on Form 8-K.................................................      22

Signature

Page............................................................................................     23


                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                December 31, 2000


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

On June 30, 2000, the Company acquired by merger 100% of the common stock of Gilmer Financial Services, Inc. ("Gilmer" or "the Gilmer transaction") and its wholly owned subsidiary, Gilmer Savings Bank, F.S.B. The acquisition was accounted for as a purchase transaction. Gilmer was merged into the Company's wholly owned subsidiary, First Federal Savings and Loan Association. The assets and liabilities of Gilmer were recorded at their fair market values. The difference in the purchase price and the fair market value of the assets and liabilities acquired is recorded as goodwill. The statement of income for the period ended December 31, 1999 do not reflect income for Gilmer.

The financial statements presented in this Form 10-QSB reflect the consolidated financial condition and results of operations of the Company and its wholly owned subsidiary, First Federal Savings and Loan Association of Tyler.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                     ASSETS                                             December 31, 2000              September 30, 2000
                                                                        ------------------             ------------------
                                                                           (Unaudited)

Cash and due from banks                                                 $        1,446,166             $        1,661,435
Interest-bearing deposits with banks                                               759,602                        543,288
Interest-earning time deposits with financial institutions                         991,000                      1,089,000
Federal funds sold                                                               2,396,214                        364,822
Investment securities available-for-sale                                         8,010,876                      7,916,597
Mortgage-backed securities available-for-sale                                   43,122,089                     44,012,663
Investment securities held-to-maturity (estimated market
      value of $24,867,235  at December 31, 2000, and
      $25,428,105 at September 30, 2000)                                        24,972,745                     25,970,113
Mortgage-backed securities held-to-maturity (estimated
      market value of $3,977,682 at December 31, 2000
      and $4,349,164 at September 30, 2000)                                      3,919,600                      4,279,132
Loans receivable, net of allowance for credit losses of $1,003,158
      at December 31, 2000 and $1,057,374 at September 30, 2000                103,474,091                    102,064,137
Accrued interest receivable                                                      1,623,653                      1,548,840
Federal Home Loan Bank stock, at cost                                            4,180,600                      4,115,000
Premises and equipment                                                           2,712,432                      2,744,278
Foreclosed assets, net                                                             130,081                         86,465
Goodwill, net                                                                    2,268,891                      2,313,491
Deferred tax asset                                                                 136,607                        255,233
Mortgage servicing rights                                                          239,611                        258,682
Other assets                                                                     1,362,536                        986,482
                                                                        ------------------             ------------------
      Total Assets                                                      $      201,746,794             $      200,209,658
                                                                        ==================             ==================



      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Noninterest-bearing                                               $        2,975,995             $        2,644,220
      Interest-bearing                                                         104,631,355                     98,975,563
                                                                        ------------------             ------------------
          Total deposits                                                       107,607,350                   101,619,783

      FHLB advances                                                             74,140,165                     78,959,065
      Advances from borrowers for taxes and insurance                              227,890                      1,478,438
      Federal income taxes
             Current                                                                29,555                              0
             Deferred                                                                    0                              0
      Accrued expenses and other liabilities                                     3,311,652                      1,943,399
                                                                        ------------------             ------------------
Total liabilities                                                              185,316,612                    184,000,685
                                                                        ------------------             ------------------

Stockholders' equity:
      Preferred stock, $0.01 par value, 500,000
         shares authorized, none outstanding
      Common stock, $0.01 par value, 5,500,000 shares authorized,
         1,884,492 shares issued and 1,162,320 outstanding                          18,845                         18,845
      Additional paid-in-capital                                                12,444,372                     12,444,372
      Unearned employee stock ownership plan shares                               (346,020)                      (346,020)
      Retained earnings (substantially restricted)                              13,723,045                     13,732,109
      Accumulated other comprehensive income                                      (542,778)                      (773,051)
      Treasury stock, 722,172 shares at cost                                    (8,867,282)                    (8,867,282)
                                                                        ------------------             ------------------

             Total stockholder's equity                                         16,430,182                     16,208,973
                                                                        ------------------             ------------------

             Total liabilities and stockholders' equity                 $      201,746,794             $      200,209,658
                                                                        ==================             ==================

The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                          Three Months
                                                                      Ended December 31,
                                                                          (Unaudited)
                                                                  2000                  1999
                                                              -------------         -------------
INTEREST INCOME
   Loans receivable:
     First Mortgage                                           $   1,656,335         $   1,143,396
     Consumer and other loans                                       438,518               169,390
   Securities available for sale:
     Investment securities                                          198,352                37,159
     Mortgage-backed securities                                     814,520               577,956
   Securities held to maturity:
     Investment securities                                          394,790               582,503
     Mortgage-backed securities                                      83,920                88,002
   Deposits with banks                                               33,259                23,621
                                                              -------------         -------------
       Total interest income                                      3,619,694             2,622,027
                                                              -------------         -------------

INTEREST EXPENSE

   Deposits                                                       1,441,400             1,021,580
   FHLB advances                                                  1,268,842               728,342
   Interest expense other bank borrowings                                 0                14,688
                                                              -------------         -------------
       Total interest expense                                     2,710,242             1,764,610
                                                              -------------         -------------

       Net interest income before
          provision for loan losses                                 909,452               857,417

   Provision for loan losses                                         16,234                     0
                                                              -------------         -------------

       Net interest income after
         provision for loan losses                                  893,218               857,417
                                                              -------------         -------------

NONINTEREST INCOME
   Gain(loss) on sale of interest-earning assets                     10,469                12,208
   Loan origination and commitment fees                              19,899                11,959
   Loan servicing fees                                               10,194                14,917
   Gain on foreclosed real estate                                   (2,798)                 (410)
   Other                                                             88,883                21,225
                                                              -------------         -------------

       Total noninterest income                                     126,647                59,899
                                                              -------------         -------------

NONINTEREST EXPENSE
   Compensation and benefits                                        563,474               587,853
   Occupancy and equipment                                          115,339                70,220
   SAIF deposit insurance premium                                     5,324                12,979
   Loss on foreclosed real estate                                       188                     0
   Goodwill                                                          39,212                     0
   Other                                                            217,721                97,038
                                                              -------------         -------------

       Total noninterest expense                                    941,258               768,090
                                                              -------------         -------------

Income (loss) before provision for income taxes                      78,607               149,226

Income tax expense (benefit)                                         29,555                55,468
                                                              -------------         -------------

NET INCOME (LOSS)                                             $      49,052         $      93,758
                                                              =============         =============


Earnings per common share and earnings  per
   common share - assuming dilution                           $         .04         $         .08


The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


       THREE MONTHS ENDED
        December 31, 2000
                                       Common Stock         Unallocated        Unrealized
                                      and  Additional           ESOP         Gain (loss) on      Retained
                                      Paid in Capital          Shares        AFS Securities      Earnings
                                      -----------------     ------------     --------------   --------------
Balance September 30, 2000                $ 12,463,217        $(346,020)       $ (773,051)      $13,732,109

Comprehensive income:
     Net Income                                                                                      49,052
     Unrealized holding gains                                                     230,273

Comprehensive income


Deferred compensation
     amortization

Payment of cash dividends                                                                           (58,116)

Balance December 31, 2000                 $ 12,463,217        $(346,020)       $ (542,778)      $13,723,045
                                      =================     ============     =============    ==============


                                                                                 Total
                                        Treasury        Comprehensive         Stockholders'
                                         Stocks             Income               Equity
                                     --------------    -----------------    ---------------
Balance September 30, 2000             $(8,867,282)       $         -         $ 16,208,973

Comprehensive income:
     Net Income                                                  49,052
     Unrealized holding gains                                   230,273
                                                       -----------------
Comprehensive income                                      $     279,325            279,325
                                                       =================

Deferred compensation
     amortization                                                                        -

Payment of cash dividends                                                          (58,116)

Balance December 31, 2000              $(8,867,282)                           $ 16,430,182
                                     ==============                         ===============


The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the Three Months Ended
                                                                                  December 31,
                                                                            2000                 1999
                                                                       ---------------------------------

Cash flows from operating activities:
     Net income                                                        $     49,052          $    93,758
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of deferred loan origination fees                      (1,486)              (1,003)
         Amortization of premiums and discounts on investment
            securities, mortgage-backed securities, and loans                   277               13,017
         Amortization of deferred compensation                                    0               29,095
         Amortization of goodwill                                            39,212                    0
         Compensation charge related to release of ESOP shares                4,975               21,892
         Depreciation                                                        47,707               41,069
         Provision for loan losses                                           16,234                    0
         Deferred income taxes                                                    0               12,275
         Stock dividends on FHLB stock                                      (67,500)             (37,100)
         Amortization of mortgage servicing rights                           27,913               13,870
         Net (gain) loss on sale of:
              Loans                                                               0                 (548)
              Loans held for sale                                              (326)                   0
              Fixed assets                                                        0                    0
              Foreclosed real estate                                            188                    0
              Other repossessed property                                     (2,300)                   0
         Proceeds from loan sales                                           716,826              990,992
         Originations of loans held for sale                               (716,500)                   0
         (Increase) decrease in
              Accrued interest receivable                                   (74,813)                (156)
              Other assets                                                 (370,666)            (402,533)
         Increase (decrease) in:
              Federal income tax payable                                     29,555               43,193
              Accrued expenses and other liabilities                     (1,368,253)          (1,298,207)
                                                                       ------------          -----------
Net cash provided (used) by operating activities                         (1,066,601)            (480,386)
                                                                       ------------          -----------


The accompanying notes are an integral part of the financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            For the Three Months End
                                  December 31,

                                                                                         2000                       1999
                                                                                   ----------------           ---------------
Cash flows from investing activities
      Net (increase) decrease in interest-earning  time deposits                             98,000                  682,617
      Net (increase) decrease in fed funds sold                                          (2,031,392)                       0
      Purchases of securities available-for-sale                                                  0                 (485,930)
      Purchase of securities held-to-maturity                                                     0                        0
      Proceeds from maturities of securities held-to-maturity                             1,000,000                2,000,000
      Purchases of mortgage-backed securities
          available-for-sale                                                                      0               (5,208,739)
      Principal payments on mortgage-backed securities available for sale                 1,119,535                  760,792
      Principal payments on mortgage-backed securities held to maturity                     356,143                  533,085
      Purchases of FHLB stock                                                                     0                 (439,900)
      Proceeds from redemption of FHLB stock                                                  1,900                        0
      Net increase in loans                                                              (1,487,295)              (2,259,551)
      Proceeds from sale of foreclosed real estate                                           42,254                        0
      Acquisition costs related to foreclosed real estate                                         0                        0
      Proceeds from sales of fixed assets                                                         0                        0
      Expenditures for premises and equipment                                               (15,861)                 (35,339)
      Origination of mortgage servicing rights                                               (8,843)                 (11,661)
                                                                                   ----------------           --------------

Net cash provided (used) by investing activities                                           (925,559)              (4,464,626)
                                                                                   ----------------           --------------

Cash  flows from financing activities:
      Net increase (decrease) in:
           Deposits                                                                       5,987,567               (1,203,836)
           Advances from borrowers                                                       (1,250,548)                (713,155)
      Proceeds from note payable to bank                                                          0                1,500,000
      Principal payments on note payable to bank                                                  0                        0
      Proceeds from advances from Federal Home Loan Bank                                237,558,000              131,125,206
      Payment of advances from Federal Home Loan Bank                                  (242,376,900)            (121,710,399)
      Purchase of treasury stock at cost                                                          0               (1,882,425)
      Exercise of stock options                                                                   0                        0
      Dividends paid to stockholders                                                        (58,116)                 (64,103)
                                                                                   ----------------           --------------

Net cash provided (used) by financing activities                                           (139,997)               7,051,228
                                                                                   ----------------           --------------

Net increase (decrease) in cash and cash equivalents                                          1,045                2,106,276

Cash and cash equivalents at beginning of the period                                      2,204,723                1,994,564
                                                                                   ----------------           --------------

Cash and cash equivalents at end of the period                                     $      2,205,768           $    4,100,840
                                                                                   ================           ==============

Supplemental disclosure:
      Cash paid for:
           Interest on deposits                                                    $        776,207           $      612,398
           Interest on FHLB advances and other borrowed funds                             1,268,841                  743,030
           Income taxes                                                                           0                        0

      Transfers from loans to real estate and other
         assets acquired through foreclosures                                                58,433                    2,966

      Loans made to facilitate the sale of foreclosed assets                                 54,600                        0



The accompanying notes are an integral part of the consolidated financial statements

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information not misleading. However, these financial statements should be read in conjunction with the financial statement and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000. The financial data and results of operations for interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 2 - EARNINGS PER SHARE

Earnings per common share for the three months ended December 31, 2000 and 1999, has been computed based on net income divided by the weighted average number of common shares outstanding during the period. For the three months ended December 31, 2000 and 1999, the weighted average number of shares outstanding totaled 1,162,320.

Earnings per common share - assuming dilution, for the three months ended December 31, 2000 and 1999, has been computed based on net income divided by the weighted average number of common shares outstanding. In addition, it includes the effects of all dilutive potential common shares that were outstanding during the period. For the three months ended December 31, 2000 and 1999, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,110,497 and 1,226,999, shares respectively.

For both earnings per share and earnings per common share - assuming dilution and as prescribed by the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employer's Accounting for Employees Stock Ownership Plans, the weighted average number of shares outstanding does not include unallocated Employee Stock Ownership Plan ("ESOP") shares.

See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three month period ended December 31, 2000 and 1999.

NOTE 3 - SECURITIES

The carrying values and estimated market values of investment securities available-for-sale as of December 31, 2000, by type of security are as follows:

                       Principal         Unamortized          Unearned           Unrealized          Carrying
                        Balance            Premiums           Discounts         Gain/(Loss)           Value
                     --------------     ---------------     --------------     ---------------    ---------------
Corporate debt       $   7,500,000      $       49,640      $     122,200      $      (2,730)     $    7,424,710
Municipal bonds            585,000                   0              6,500               7,666            586,166
                     --------------     ---------------     --------------     ---------------    ---------------
                     $   8,085,000      $       49,640      $     128,700      $        4,936     $    8,010,876
                     --------------     ---------------     --------------     ---------------    ---------------

The weighted average yield on the investment security available-for-sale portfolio was 6.41% for the quarter ended December 31, 2000.

The amortized cost and estimated market values of investment securities held-to-maturity as of December 31, 2000, are as follows:

                                                             Gross              Gross             Estimated
                                        Amortized         Unrealized          Unrealized           Market
                                          Cost               Gains              Losses              Value
                                      --------------     --------------     ---------------     --------------
Debt securities:
      U. S. government agency            24,972,745             39,187             144,697         24,867,235
                                      --------------     --------------     ---------------     --------------

           Total debt securities         24,972,745             39,187             144,697         24,867,235
                                      --------------     --------------     ---------------     --------------

The amortized cost and estimated market values of investment securities held-to-maturity as of December 31, 2000, by contractual maturity are shown below:

                                                                Estimated
                                             Amortized            Market
                                               Cost               Value
                                           --------------     ---------------

Due in one year or less                    $           0       $           0

Due after one year through two
years                                          4,000,000           3,988,760

Due after two years through three years
                                              18,973,331          18,913,635

Due after three years through six years
                                               1,999,414           1,964,840
                                           --------------     ---------------

       Total debt securities               $  24,972,745       $  24,867,235
                                           --------------     ---------------


As of December 31, 2000, all of the securities had call options exercisable at the discretion of the issuer.

As of December 31, 2000, the weighted average yield on the Company's investment security held-to-maturity portfolio was approximately 6.08% while the Company's overall investment portfolio, including securities held-to-maturity, investment securities available-for-sale, overnight deposits and interest earning time deposits with other financial institutions was approximately 6.14%.

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of December 31, 2000, by type of security are as follows:

                       Principal         Unamortized          Unearned          Unrealized           Carrying
                        Balance            Premiums           Discounts         Gain/(Loss)           Value
                     --------------     ---------------     --------------     --------------     ---------------
Fixed Rate           $   6,152,310      $        6,038      $      90,445      $      42,863      $    6,110,766

Adjustable Rate         37,876,753             227,089            222,329           (870,190)          37,011,323

                     --------------     ---------------     --------------     --------------     ---------------
                        44,029,063             233,127            312,774           (827,327)          43,122,089
                     --------------     ---------------     --------------     --------------     ---------------

The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of December 31, 2000, by type of security are as follows:

                                                                                                    Estimated
                       Principal         Unamortized          Unearned           Carrying             Market
                        Balance            Premiums           Discounts            Value              Value
                     --------------     ---------------     --------------     --------------     ---------------
Adjustable Rate          3,894,001              28,169              2,570          3,919,600           3,977,682
                     --------------     ---------------     --------------     --------------     ---------------

                     $   3,894,001      $       28,169      $       2,570      $   3,919,600      $    3,977,682
                     --------------     ---------------     --------------     --------------     ---------------


The overall yield on the Company's mortgage-backed securities portfolios as of December 31, 2000, was approximately 7.51%.

NOTE 4 - CURRENT ACCOUNTING ISSUES

SFAS No. 133 In June of 1998, the Financial  Accounting  Standards  Board issued
------------
Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives in the statement of financial position at fair value. The Company currently does not invest in any derivative instruments or hedging activities as defined in this Statement.

The Statement is effective for fiscal years beginning after June 15, 1999. The Company adopted the Statement as required.

NOTE 5 - STOCK OPTION AND INCENTIVE PLAN

 The 1995 Stock Option and Incentive Plan (the "Stock Option Plan") provides for awards in the form of stock options, stock appreciation rights, limited stock appreciation rights, and restricted stock.

Options to purchase shares of common stock of the Company may be granted to selected directors, officers and key employees. The number of shares of common stock reserved for issuance under the stock option plan was equal to 182,278 or 10% of the total number of common shares issued pursuant to the conversion. The option exercise price cannot be less than the fair market value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years. Awards generally vest at a rate of 20% per year beginning at the date of the grant. The Company plans to use treasury stock for the exercise of options. The following is a summary of changes in options outstanding:


     Balance, September 30, 1998                                       148,843
         Granted                                                           -0-
         Exercised at $9.42 per share                                  (1,567)
         Forfeited and expired                                             -0-
                                                                     ---------

     Balance, September 30, 1999                                       147,276
         Granted                                                         4,500
         Exercised at $9.42 per share                                      -0-
         Forfeited and expired                                             -0-
                                                                     ---------

     Balance, September 30, 2000                                       151,776
                                                                     =========

Options exercisable at December 31, 2000 under stock option plan       147,276
                                                                     =========

Shares available for future grants                                      22,662
                                                                     =========


During the three months ended December 31, 2000, no options were exercised, issued, or forfeited.

NOTE 6 - ADVANCES FROM FEDERAL HOME LOAN BANK

The outstanding advances from the FHLB consisted of the following at December 31, 2000:

       Maturity                     Balance                   Rate
------------------------     ----------------------          -------
      01/02/2001                $  22,000,000                 6.63%
      01/05/2001                $   1,000,000                 6.64%
      01/08/2001                $  35,700,000                 6.62%
      01/08/2001                $   3,190,000                 6.62%
      02/15/2001                $      20,000                 5.94%
      02/15/2002                $      25,000                 5.98%
      02/15/2003                $     100,000                 6.00%
      09/01/2003                $   1,420,300                 6.25%
      02/15/2004                $     100,000                 6.01%
      12/31/2004                $     243,481                 6.09%
      01/03/2005                $      88,721                 6.03%
      02/15/2005                $     100,000                 6.04%
      02/15/2006                $     150,000                 6.05%
      01/01/2013                $     434,834                 6.09%
      01/01/2013                $     413,267                 6.13%
      02/01/2013                $     409,884                 5.91%
      03/03/2014                $     843,535                 5.45%
      04/01/2014                $     814,596                 5.97%
      05/01/2014                $   1,108,957                 5.66%
      06/01/2014                $     845,444                 5.90%
      07/01/2014                $     782,597                 6.38%
      08/01/2014                $     568,410                 6.37%
      09/01/2014                $     717,908                 6.59%
      10/01/2014                $     629,949                 6.86%
      11/03/2014                $   1,554,516                 6.77%
      12/01/2014                $     531,154                 6.57%
      01/01/2015                $     347,612                 6.73%

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by all stock and deposit accounts in the FHLB, mortgage collateral, securities collateral, and other collateral.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                December 31, 2000



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

On June 30, 2000, the Company completed the acquisition of Gilmer and its wholly owned subsidiary, Gilmer Savings Bank, F.S.B. The Company acquired 100% of the outstanding stock of Gilmer, the transaction was accounted for as a purchase transaction. The assets and liabilities of Gilmer were recorded at their fair market values as of June 30, 2000. The difference in the net fair value of Gilmer's assets and liabilities and the purchase price of approximately $5.4 million was recorded as goodwill. The statement of financial condition, the statement of changes in stockholder's equity and the statement of cash flows reflect the acquisition of Gilmer. The statement of income for the three months ended December 31, 1999 reflects only activity for the Company prior to the acquisition of Gilmer.

FINANCIAL CONDITION

Total assets were $201.8 million at December 31, 2000, a $1.6 million increase from the $200.2 million reported at September 30, 2000, the Company's most recent fiscal year end. The increase in total assets was the result of a $2.0 million increase in federal funds sold, a $1.4 million increase in loans receivable, a $216,000 increase in interest-earning deposits with banks and a $94,000 increase in investment securities available-for-sale. The increases were partially offset by a $997,000 decrease in investment securities held to maturity, an $891,000 decline in mortgage-backed securities available-for-sale, and a $360,000 decline in mortgage-backed securities held to maturity.

At December 31, 2000, loans-receivable totaled $103.5 million, and increase of $1.4 million compared to $102.1 million at September 30, 2000. The increase in loans-receivable was primarily the result of the Company's continued efforts to expand its origination of consumer, commercial, and commercial real estate loans. The increase in the origination of such loans helped to offset a decline, due to rising interest rates, in the volume of one- to four-family loans originated.

For the quarter ended December 31, 2000, the Company originated a total of approximately $5.0 million in consumer, commercial, and commercial real-estate loans. Approximately $800,000 of the loans originated were renewals of existing loans. The result was an increase in the balance of such loans outstanding to $24.4 million at December 31, 2000, compared to $22.4 million at September 30, 2000. The origination of consumer, commercial, and commercial real estate loans is primarily conducted through the Company's full service banking location in Gilmer, Texas and the S. Broadway office in Tyler, Texas. The predominant method for originating these loans is through direct contacts with existing or potential new customers. However, the Company has increased its origination of indirect automobile loans through a network of dealers in the Tyler and Gilmer markets. Prior to purchasing a loan contract from a dealer, the Company underwrites each indirect loan in the same manner as its direct loans. In addition, each dealer maintains a reserve account with the Company. For the quarter ended December 31, 2000, the Company originated approximately $875,000 in automobile loans through its indirect program.

Federal funds sold totaled $2.4 million at December 31, 2000, an increase of $2.0 million from the $365,000 at September 30, 2000. The additional balances, which are held in a "sweep" account arrangement with the Company's major correspondent bank, were funds held at the correspondent bank in anticipation of funding year end tax payments of the Company's mortgage loan portfolio. The Company issues checks to various taxing entities on the last day of the calendar year, when most property tax accounts are due. The balance in federal funds sold decreased by approximately $2.0 million as the checks were presented to the correspondent bank for payment.

Investment securities available-for-sale increased by $94,000 to a total of $8.0 million at December 31, 2000. The increase was solely the result of increases in the mark-to-market value of the securities in the portfolio from September 30, 2000 to December 31, 2000. This portfolio consists of corporate debt securities and municipal bonds. All of the corporate debt securities have a fixed rate and term and are non-callable. The Company's investment policy only allows for the purchase of investment-grade securities. All corporate debt securities have a final maturity of eight years or less. The municipal bonds, which comprise only $585,000 of the portfolio, are primarily bonds issued by Upshur County, where the Company's Gilmer office is located.

Investment securities held-to-maturity was reported as $25.0 million at December 31, 2000, a decline of $997,000 from the $26.0 million reported at September 30, 2000. The decrease was the result of bonds that matured or were called by the issuer during the quarter. This portfolio consists entirely of debt issued by governmental agencies such as Federal National Mortgage Corporation, Federal Home Loan Mortgage Corporation, or the Federal Home Loan Bank System. All of the bonds in the portfolio are currently callable at the discretion of the issuer. The Company expects, with anticipated declining interest rates, much of the portfolio to be called by the issuer over the next several months. The additional cash flow will provide a challenge for the Company to reinvest in a declining interest rate environment.

Mortgage-backed securities available-for-sale totaled $43.1 million at December 31, 2000, a decrease of $891,000 from the $44.0 million at September 30, 2000. The decrease was the result of principal repayments on the bonds in the portfolio during the quarter.

Mortgage-backed securities held-to-maturity portfolio totaled $3.9 million at December 31, 2000, a decrease of $360,000 from the $4.3 million reported at September 30, 2000. The decrease was primarily due to principal payments received on the portfolio during the period.

Total deposits were $107.6 million at December 31, 2000, an $6.0 million increase from the $101.6 million reported at September 30, 2000. The increase was primarily the result of additional increases in certificates of deposit as the Company elected to pay higher interest rates on such deposits during the quarter.

The Company reported $74.1 million in borrowed funds at December 31, 2000, a decrease of $4.8 million from the $79.0 million reported at September 30, 2000. The decrease was primarily due to the Company's decision to repay short-term advances from excess cash flow. The advances are primarily used to fund investments in mortgage-backed securities, which are purchased by the Company when the Company is unable to originate mortgage loans and place such loans into the portfolio. In addition, the Company utilizes such advances to fund commercial real estate loans. The Company is able to structure the advances to mirror the terms of the loans. Also, the Company utilizes short-term advances to provide needed liquidity.

Stockholder's equity totaled $16.4 million at December 31, 2000, an increase of $221,000 from the $16.2 million reported at September 30, 2000. The increase was primarily attributable to a net increase in unrealized losses on available-for-sale securities, of approximately $230,000, during the quarter. Stockholder's equity also increased due to the $49,000 of net income reported for the quarter. Both of these increases were offset by the payment of $58,000 in cash dividends during the quarter.

At December 31, 2000, the Company reported a book value per share of $14.14 based on 1,162,320 net outstanding shares.

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

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

General. Net income for the three months ended December 31, 2000 was $49,000 or $.04 per share, a decrease of $45,000 from the $94,000, or $.08 per share, reported for the three months ended December 31, 1999. The decrease in net income was attributable to a $173,000 increase in non-interest expense which was partially offset by a $67,000 increase in non-interest income, a $36,000 increase in net interest income after provision for loan losses, and a $26,000 decline in income tax expense.

Net Interest Income. For the quarter ended December 31, 2000, net interest income before provision for loan losses totaled $909,000, and increase of $52,000 over the $857,000 reported for the quarter ended December 31, 1999. On an annualized basis, the $909,000 in net interest income for the current quarter was approximately 1.91% of average interest-earning assets and 1.81% of average total assets. For the quarter ended December 31, 1999, the $857,000 in net interest income before provisions for loan losses was approximately 2.27% of average interest-earning assets and 2.19% of average total assets. Average interest-earning assets were approximately $190.1 million for the quarter ended December 31, 2000, compared to $150.8 million for the quarter ended December 31, 1999.

Total interest income was $3.6 million for the quarter ended December 31, 2000, an increase of $998,000 over the $2.6 million reported for the quarter ended December 31, 1999. The increase was primarily due to the increase in interest earning assets, primarily as a result of the additional interest-earning assets acquired in the Gilmer merger, and, to a lesser extent, in additional interest-earning assets acquired by the Company during the 12 months ended December 31, 2000.

Interest income on loans-receivable was $2.1 million for the quarter ended December 31, 2000. On an annualized basis, the $2.1 million was approximately 8.15% or average loans-receivable balances outstanding for the quarter ended December 31, 2000, compared to approximately 7.74% for the quarter ended
December 31, 1999. The increase in average yield on the loan portfolio was primarily the result of the increase in consumer, commercial, and commercial real estate loan balances and the higher yields on such loans recorded over the past 12 months.

Interest income from mortgage-backed securities available-for-sale totaled $815,000 for the quarter ended December 31, 2000, compared to $578,000 for the quarter ended December 31, 1999. The increase in interest income from mortgage-backed securities available-for-sale was primarily due to an increase in the balances in the portfolio, from $32.9 million at September 30, 2000 to $43.1 million at December 31, 2000. The increase in the balance in the portfolio was primarily the result of additional securities acquired in the Gilmer merger. To a lesser extent the increase was due to securities purchased by the Company during the 12 months ended December 31, 2000. The average yield on the portfolio was approximately 6.39% for the quarter ended December 31, 2000, compared to approximately 6.60% for the quarter ended December 31, 1999.

Interest income from the investment securities held-to-maturity portfolio was $395,000 for the quarter ended December 31, 2000, compared to $583,000 for the quarter ended December 31, 1999. The decline in the income from the portfolio was the result of a decline in the balance in the portfolio from $30.5 million at September 30, 2000 to $25.0 million at December 31, 2000, as the Company redirected cash flow into its lending operations.

Interest income from investment securities available-for-sale increase to $198,000 for the quarter ended December 31, 2000 from $37,000 for the quarter ended December 31, 1999, a $161,000 increase. The increase was due primarily to an increase in the balance in the portfolio from $5.9 million at September 30, 1999 to $8.0 million at December 31, 2000. The increase in balances in the portfolio was due to the securities acquired in the Gilmer merger and to additional securities acquired by the Company.

Interest income on mortgage-backed securities held-to-maturity totaled $84,000 for the quarter ended December 31, 2000, a decrease of $4,000 from the $88,000 reported for the quarter ended December 31, 1999. The decline in interest income was due to a decline in the balance in the portfolio as the Company directed cash flow from the portfolio into it lending operations or other investment portfolios.

Interest paid to depositors totaled $1.4 million for the quarter ended December 31, 2000, and increase of $420,000 from the $1.0 million reported for the quarter ended December 31, 1999. The increase in interest expense on deposit accounts was primarily attributable to the increase in deposit balances acquired by the Company in the Gilmer merger. To a lesser extent, additional balances acquired by the Company during the year and increasing interest rates on certificate of deposit account renewals during the past year contributed to the increase in interest expense.

Interest on FHLB advances was $1.3 million for the quarter ended December 31, 2000, compared to $728,000 for the quarter ended December 31, 1999. The increase in interest expense was a direct result of an increase in average FHLB advance balances outstanding from approximately $50.0 million for the quarter ended
December 31, 1999 to $76.5 million for the quarter ended December 31, 2000. Increasing interest rates during the past year also contributed to the increase in interest expense. During the past 12 months, the Company increased its reliance on short term funding from the FHLB to fund loans and investments. Rising interest rates in 1999 and 2000 decreased cash flow from the Company's investment portfolios and reduced cash flow from prepayments in the loan portfolio. The result was that the Company needed additional FHLB borrowings to fund the loans and investments. As interest rates begin to decline in 2001 and cash flow increases, the Company will, depending upon loan demand, reduce its reliance on short- term borrowings from the FHLB. However, the Company's goal is to maintain total assets at around $200.0 million and fully utilize its existing capital. To the extent that excess cash flow not otherwise invested in the Company's loan portfolio can be invested in securities at interest rates higher than existing short term advance, the Company may continue to utilize borrowings from the FHLB to fund assets.

Provision for Loan Losses. The Company made $16,000 in provision for loan losses for the quarter ended December 31, 2000, compared to none for the quarter ended December 31, 1999. The increase in provision for loan losses was the result of the Company's decision to establish additional reserves for losses in its checking with overdraft privilege program. In 2000, the Company instigated a program designed to attract additional checking accounts and to increase fee income from new and current checking accounts. The program allows approved checking account customers to overdraft their account up to $500. The Company agrees to not return the insufficient checks but charges the customer the usual insufficient check charge fee. The Company reviews overdraft checking account balances on a monthly basis to determine if, additional reserves for potential losses in the program or any of its other checking accounts, is warranted.

Noninterest Income. Noninterest income totaled $127,000 for the quarter ended December 31, 2000 compared to $60,000 for the quarter ended December 31, 1999, a $67,000 increase.

The increase was the result of a $68,000 increase in other noninterest income. Additional fee income from the Company's free checking and checking with overdraft privilege programs introduced in 2000 accounted for most of the increase. In addition, additional fee income from the transaction accounts acquired in the Gilmer merger accounted for a portion of the increase in fee income for the current quarter.

Noninterest Expense. Noninterest expense was $941,000 for the quarter ended December 31, 2000, an increase of $173,000 from the $768,000 for the quarter ended December 31, 1999.

The increase was primarily attributable to a $121,000 increase in other operating expenses. The $121,000 increase in other operating expenses was attributable to a $71,000 increase in franchise tax expense paid by the Company's subsidiary, First Federal Savings and Loan Association of Tyler to the state of Texas. In the quarter ended December 31, 1999, the Association received approximately $63,000 in one-time refunds on previously filed franchise tax returns. The refunds were due to a change in the definition of certain items included as income under state of Texas franchise tax rules. In addition, the increase in other operating expenses was attributable to an additional $18,000 in data processing expenses, primarily due to the additional account processing associated with the Gilmer merger. Also, a $10,000 commission paid to the consultant that assisted the Company in designing and implementing the free checking and checking with overdraft privilege programs accounted for a portion of the increase in other operating expenses. Finally, a $6,000 increase in advertising expenses associated with initial marketing efforts in the Gilmer market and a $6,000 increase in postage expense, also as a result of additional account processing with the Gilmer merger, accounted for the remainder of the increase in other operating expenses.

A $39,000 increase in amortization of the goodwill created in the Gilmer merger also accounted for a portion of the increase in noninterest expenses for the quarter ended December 31, 2000, compared to the quarter ended December 31, 1999. Occupancy and equipment expenses increased by $45,000 for the current quarter, primarily due to additional expenses in the Gilmer operation.

The increases in noninterest expenses were partially offset by a $24,000 decrease in compensation and benefits expense to $563,000 for the quarter ended December 31, 2000, compared to $588,000 for the quarter ended December 31, 1999. The decrease was due to the elimination of year-end bonuses to employees that were paid to employees in the quarter ended December 31, 1999 and not paid in the quarter ended December 31, 2000.

Provision for Income Taxes. The Company incurred federal income tax expense of $30,000 or 37.6% or pre-tax income for the quarter ended December 31, 2000, compared to $55,000 or 37.2% or pre-tax income for the quarter ended December 31, 1999.

ASSET QUALITY

At December 31, 2000, the Company's non-performing assets totaled $874,000 or 0.43% of total assets, compared to $1.0 million or 0.52% of total assets at September 30, 2000. At December 31, 2000, non-performing assets were comprised of non-accruing one- to four family loans, consumer and other loans delinquent more than 90 days and still accruing, foreclosed one- to four family, and foreclosed consumer and other loans.

Non-performing loans at December 31, 2000 equaled $874,000 or 0.84% of loans receivable, compared to $1.0 million or 0.97% of loans receivable at September 30, 2000.

Classified assets totaled $2.8 million or 1.41% of total assets at December 31, 2000, compared to $3.0 million or 1.49% of total assets at September 30, 2000.

Classified assets and non-performing assets differ in that classified assets may include loans less than ninety (90) days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. On the basis of management's review of its assets, at December 31, 2000, the Company had classified $2.6 million assets as substandard, $154,000 as doubtful, and $127.000 as loss.

The Company's allowance for loan losses totaled $1.0 million at December 31, 2000, a slight decrease from the $1.1 million at September 30, 2000. The allowance for loan losses as a percentage of loans receivable equaled 0.97% at December 31, 2000 and 1.04% at September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits from customers, advances from the FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities, sales of loans and operations.

The Association uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At December 31, 2000, the Association had outstanding commitments to extend credit on $4.2 million of real estate loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $16.4 million at December 31, 2000, an increase of $221.000 from the $16.2 million reported at September 30, 2000. The increase was the result of the $230,000 net gain on available-for-sale securities and net income of $49,000 reported for the three month period ended December 31, 2000. The decrease was offset by the $58,000 cash dividend paid during the quarter.

As of December 31, 2000, the Company's reported book value per share, using total stockholders' equity of $16.4 million (net of the cost of unallocated ESOP and RRP shares) and 1,162,320 outstanding shares of common stock (the total issued shares including unallocated ESOP and RRP shares, less treasury shares), equaled $14.14 per share.

Subsequent to the quarter ended December 31, 2000, the Company announced its intention to pay a cash dividend of $.05 per share on February 21, 2001, to stockholders of record at February 7, 2001.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Congress imposed a three part capital requirement for thrift institutions. At December 31, 2000, the Association's actual and required capital amounts under each of the three requirements were as follows:

- Tangible Capital (stockholders' equity) was $13.8 million or 6.829% of total assets, exceeding the minimum requirement of 1.5% by $10.8 million.

- Core Capital (Tangible capital plus certain intangible assets) was $13.8 million or 6.829% of total assets, exceeding the minimum requirement of 4.0% by $5.7 million.

- Risk-based Capital (Core capital plus general loan and valuation allowances less an adjustment for capitalized mortgage servicing rights) equaled $14.8 million of 16.019% of risk weighted assets, exceeding the minimum requirement of 8.0% of risk weighted assets by $7.4 million.

At December 31, 2000, the Association was considered a "well capitalized" institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

                                DECEMBER 31, 2000


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

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submissions Of Matters To A Vote Of Security Holders

     On January 24, 2001, the Company's Annual Stockholders' Meeting was held to elect directors and ratify the appointment of independent auditors for the current fiscal year. The following are the voting results of each of these matters submitted to stockholders.

     The election of Gerald W. Free                  For               698,178
     as director for a three year term               Withheld          131,277
     ending January 2004                             Abstain                 0
                                                     Broker Non-Votes        0

     The election of H. H. Richardson, Jr.           For               698,344
     and Jim M. Vaughn, M.D.                         Withheld          131,211
     as directors for a three year term              Abstain                 0
     ending January 2004                             Broker Non-Votes        0

     Ratification of the appointment of              For               815,605
     Bryant And Welborn, L.L.P. as                   Against            13,950
     independent auditors for the                    Abstain                 0
     fiscal year ending
     September 30, 2001.

     The text of the matters referred to in this Item 4 is set forth in the Proxy Statement dated December 28, 2000, previously filed with the Securities and Exchange Commission.

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K

     Exhibit 27.  The following exhibits are filed herewith:

         Exhibit 11.0 - Computation of Earnings Per Share

         Exhibit 27.0 - Financial Data Schedule

     (b)  Reports on Form 8-K

         During the quarter ended December 31, 2000, the Company filed a report on Form 8-K on October 24, 2000, to report the issuance of a press release dated October 24, 2000, announcing a cash dividend for the quarter ending September 31, 2000 and the annual stockholders' meeting.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               East Texas Financial Services, Inc.

Date:  February 14, 2001        /s/ Gerald W. Free
                               --------------------------------------------
                               Vice Chairman, President and CEO
                               (Principal Executive Officer)


Date:  February 14, 2001        /s/  Derrell W. Chapman
                               --------------------------------------------
                               Vice President/COO/CFO
                               (Principal Financial and Accounting Officer)