Form 10QSB
period 2001-03-31
EAST TEXAS FINANCIAL SERVICES INC
filed 2001-05-15
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended March 31, 2001

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

                                 [x] Yes [ ] No

     The number of shares of the registrant's common stock ($.01 par value) outstanding as of March 31, 2001, was 1,162,320.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 March 31, 2001

--------------------------------------------------------------------------------
                                      INDEX

                                                                                    Page No.
Part I - Financial Information

     Item 1. Financial Statements

          Consolidated Statements of Financial Condition, March 31, 2001
          (Unaudited) and September 30, 2000.....................................       4

          Consolidated Statements of Income, (Unaudited) three months and six
          months ended March 31, 2001 and March 31, 2000.........................       5

          Consolidated Statement of Changes in Stockholders' Equity,
          (Unaudited) six months ended March 31, 2001...........................        6

          Consolidated Statements of Cash Flows, (Unaudited) six months ended
          March 31, 2001, and March 31, 2000....................................        7

          Notes to (Unaudited) Consolidated Financial Statements, March 31,
          2001...................................................................       9

     Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations......................................................       14

Part II - Other Information

     Item 1. Legal Proceedings..................................................       22

     Item 2. Changes In Securities..............................................       22

     Item 3. Defaults Upon Senior Securities....................................       22

     Item 4. Submission of Matters To a Vote of Security Holders................       22

     Item 5. Other Information..................................................       22

     Item 6. Exhibits and Reports on Form 8-K...................................       22

Signature Page..................................................................       23

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 March 31, 2001


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

On June 30, 2000, the Company acquired by merger 100% of the common stock of Gilmer Financial Services, Inc. ("Gilmer" or "the Gilmer transaction") and its wholly owned subsidiary, Gilmer Savings Bank, F.S.B. The acquisition was accounted for as a purchase transaction. Gilmer was merged into the Company's wholly owned subsidiary, First Federal Savings and Loan Association of Tyler. The assets and liabilities of Gilmer were recorded at their fair market values. The difference in the purchase price and the fair market value of the assets and liabilities acquired was recorded as goodwill. The statements of income for the three and six month periods ended March 31, 2000 do not reflect income for Gilmer.

The financial statements presented in this Form 10-QSB reflect the consolidated financial condition and results of operations of the Company and its wholly owned subsidiary, First Federal Savings and Loan Association of Tyler.

Certain items from prior periods have been reclassified for comparability purposes.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                  ASSETS                                      March 31, 2001    September 30, 2000
                                                              --------------    ------------------
                                                               (Unaudited)

Cash and due from banks                                       $     1,678,812   $      1,661,435
Interest-bearing deposits with banks                                1,653,826            543,288
Interest-earning time deposits with financial institutions            991,000          1,089,000
Federal funds sold                                                  1,643,049            364,822
Investment securities available-for-sale                            6,695,189          7,916,597
Mortgage-backed securities available-for-sale                      39,041,889         44,012,663
Investment securities held-to-maturity (estimated market
     value of $15,313,032   at March 31, 2001, and
     $25,428,105 at September 30, 2000)                            15,223,514         25,970,113
Mortgage-backed securities held-to-maturity (estimated
     market value of $19,289,200 at March 31, 2001
     and $4,349,164 at September 30, 2000)                         19,088,205          4,279,132
Loans receivable, net of allowance for credit losses of $807,942
     at March 31, 2001 and $1,057,374 at September 30, 2000       105,416,458        102,064,137
Accrued interest receivable                                         1,429,238          1,548,840
Federal Home Loan Bank stock, at cost                               4,238,400          4,115,000
Premises and equipment                                              2,681,816          2,744,278
Foreclosed assets, net                                                138,562             86,465
Goodwill, net                                                       2,231,019          2,313,491
Deferred tax asset                                                          0            255,233
Mortgage servicing rights                                             219,395            258,682
Other assets                                                        1,458,344            986,482
                                                              ---------------   ----------------

     Total Assets                                             $   203,828,716   $    200,209,658
                                                              ===============   ================



     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Noninterest deposits                                     $     2,965,307   $      2,644,220
     Interest-bearing deposits                                    109,717,401         98,975,563
                                                              ---------------   ----------------
         Total deposits                                           112,682,708        101,619,783

     FHLB advances                                                 71,605,509         78,959,065
     Advances from borrowers for taxes and insurance                  588,486          1,478,438
     Federal income taxes
           Current                                                   (31,275)                  0
           Deferred                                                   390,599                  0
     Accrued expenses and other liabilities                         1,345,727          1,943,399
                                                              ---------------   ----------------
Total liabilities                                                 186,581,754        184,000,685
                                                              ---------------   ----------------

Stockholders' equity:
     Preferred stock, $0.01 par value, 500,000
        shares authorized, none outstanding
     Common stock, $0.01 par value, 5,500,000 shares authorized,
        1,884,492 shares issued and 1,162,320 outstanding              18,845             18,845
     Additional paid-in-capital                                    12,444,372         12,444,372
     Unearned employee stock ownership plan shares                  (346,020)          (346,020)
     Retained earnings (substantially restricted)                  13,956,129         13,732,109
     Accumulated other comprehensive income                            40,918          (773,051)
     Treasury stock, 722,172 shares at cost                       (8,867,282)        (8,867,282)
                                                              ---------------   ----------------

           Total stockholder's equity                              17,246,962         16,208,973
                                                              ---------------   ----------------

           Total liabilities and stockholders' equity         $   203,828,716   $    200,209,658
                                                              ===============   ================


The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months                               Six Months
                                                   Ended March 31,                          Ended March 31,
                                                     (Unaudited)                             (Unaudited)
                                               2001                2000                  2001             2000
                                          -------------       -------------         -------------    --------------
INTEREST INCOME
  Loans receivable:
     First Mortgage                       $   1,645,319       $   1,171,733         $   3,301,654    $    2,315,129
     Consumer and other loans                   498,543             164,101               937,061           333,491
  Securities available for sale:
     Investment securities                      165,417              43,304               363,769           282,847
     Mortgage-backed securities                 663,612             639,370             1,478,132         1,217,326
  Securities held to maturity:
     Investment securities                      347,660             556,421               742,450           936,541
     Mortgage-backed securities                 290,076              92,896               373,996           180,898
  Deposits with banks                            26,691              11,194                59,950            34,815
                                          -------------       -------------         -------------    --------------

       Total interest income                  3,637,318           2,679,019             7,257,012         5,301,047
                                          -------------       -------------         -------------    --------------

INTEREST EXPENSE

   Deposits                                   1,506,257           1,016,244             2,947,657         2,037,824
   FHLB advances                              1,030,196             835,214             2,299,038         1,563,556
     Interest Expense to other banks                  0               7,291                     0            21,979
                                          -------------       -------------         -------------    --------------

       Total interest expense                 2,536,453           1,858,749             5,246,695         3,623,359
                                          -------------       -------------         -------------    --------------
       Net interest income before
          provision for loan losses           1,100,865             820,270             2,010,317         1,677,688

   Provision for loan losses                      7,405                 402                23,639               402
                                          -------------       -------------         -------------    --------------

       Net interest income after
         provision for loan losses            1,093,460             819,868             1,986,678         1,677,286
                                          -------------       -------------         -------------    --------------

NONINTEREST INCOME
   Gain(loss) on sale of interest-
    earning assets                              188,829              10,974               199,298            23,182
   Loan origination and commitment fees          22,756               7,824                42,655            19,783
   Loan servicing fees                           20,723              16,415                30,917            31,332
   Gain on foreclosed real estate                29,140               (445)                26,342             (855)
   Other                                         92,757              22,903               181,640            44,128
                                          -------------       -------------         -------------    --------------

       Total noninterest income                 354,205              57,671               480,852           117,570
                                          -------------       -------------         -------------    --------------

NONINTEREST EXPENSE
   Compensation and benefits                    573,566             480,657             1,137,040         1,068,510
   Occupancy and equipment                      109,364             111,125               224,703           181,345
   SAIF deposit insurance premium                 5,052               4,723                10,376            17,702
   Loss on foreclosed real estate                   500                   0                   688                 0
   Goodwill                                      39,206                   0                78,418                 0
   Other                                        252,507             192,994               470,228           290,032
                                          -------------       -------------         -------------    --------------

       Total noninterest expense                980,195             789,499             1,921,453         1,557,589
                                          -------------       -------------         -------------    --------------

Income (loss) before provision for
  income taxes                                  467,470              88,040               546,077           237,267

Income tax expense (benefit)                    176,271              35,237               205,826            90,705
                                          -------------       -------------         -------------    --------------

NET INCOME (LOSS)                         $     291,199       $      52,803         $     340,251    $      146,562
                                          =============       =============         =============    ==============


Earnings per common share                 $         .26       $         .05         $         .31    $          .13
Earnings per common share -
 assuming dilution                                  .26                 .05                   .31               .12

The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                SIX MONTHS ENDED
                                 March 31, 2001


                                                             Unrealized
                                Common Stock   Unallocated   Gain(Loss)                                                   Total
                               and Additional     ESOP         on AFS        Retained     Treasury    Comprehensive   Shareholders'
                              Paid in Capital    Shares      Securities      Earnings       Stock         Income         Equity
                              ---------------  -----------   ----------    ------------  ------------ -------------   -------------
Balance September 30, 2000      $ 12,463,217    $(346,020)   $ (773,051)   $ 13,732,109  $(8,867,282)  $              $ 16,208,973

Comprehensive income:
     Net Income                                                                 340,251                    340,251
     Unrealized holding gains                                   813,969                                    813,969
                                                                                                           -------
Comprehensive income                                                                                   $ 1,154,220       1,154,220
                                                                                                       ===========

Deferred compensation
     amortization

Payment of cash dividends                                                      (116,231)                                  (116,231)

Balance March 31, 2001          $ 12,463,217    $(346,020)   $   40,918    $ 13,956,129  $(8,867,282)                 $ 17,246,962
                                ============    =========    ==========    ============  ===========                  ============



The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                            For the Six Months Ended
                                                                                   March 31,
                                                                            2001                 2000
                                                                       -------------         ------------
Cash flows from operating activities:
     Net income                                                        $    340,251          $   146,562
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of deferred loan origination fees                      (3,809)              (2,113)
         Amortization of premiums and discounts on investment
            securities, mortgage-backed securities, and loans               (15,250)              24,220
         Amortization of deferred compensation                                    0               58,191
         Amortization of goodwill                                            78,418                    0
         Compensation charge related to release of ESOP shares                9,364               33,075
         Depreciation                                                        95,415               74,292
         Provision for loan losses                                           23,637                    0
         Deferred income taxes                                              215,426               25,298
         Stock dividends on FHLB stock                                     (123,400)             (80,400)
         Amortization of mortgage servicing rights                           58,466               31,284
         Net (gain) loss on sale of:
              Loans                                                               0               (2,188)
              Loans held for sale                                            (8,235)                   0
              Fixed assets                                                        0                  228
              Foreclosed real estate                                        (18,008)                   0
              Other repossessed property                                    (12,450)                   0
              Interest earning assets                                      (171,884)                   0
         Proceeds from loan sales                                         1,704,418            1,775,893
         Originations of loans held for sale                             (2,008,688)                   0
         (Increase) decrease in
              Accrued interest receivable                                   119,602               (7,478)
              Other assets                                                 (471,862)            (305,171)
         Increase (decrease) in:
              Federal income tax payable                                    (31,275)              (4,356)
              Accrued expenses and other liabilities                       (597,672)          (1,294,166)
                                                                        ------------          -----------
Net cash provided (used) by operating activities                           (817,536)             473,171
                                                                        ------------          -----------


The accompanying notes are an integral part of the financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                            For the Six Months Ended
                                                                                    March 31,
                                                                            2001                  2000
                                                                       --------------         ------------
Cash flows from investing activities
     Net (increase) decrease in interest-earning  time deposits                98,000              976,617
     Net (increase) decrease in fed funds sold                             (1,278,227)                   0
     Purchases of securities available-for-sale                                     0            (485,930)
     Purchase of securities held-to-maturity                               (4,751,239)                   0
     Proceeds from sale of securities available-for-sale                    1,495,125                    0
     Proceeds from maturities of securities available-for-sale                 20,000                    0
     Proceeds from maturities of securities held-to-maturity               15,500,000            2,000,000
     Proceeds from sale of mortgage-backed securities available-for-sale    3,961,253                    0
     Purchases of mortgage-backed securities
         available-for-sale                                                         0           (5,208,739)
     Purchase of mortgage-backed securities held-to-maturity              (15,447,927)
     Principal payments on mortgage-backed securities available-for-sale    2,141,344            1,385,298
     Principal payments on mortgage-backed securities held to maturity        631,573              703,015
     Purchases of FHLB stock                                                        0             (568,800)
     Proceeds from redemption of FHLB stock                                     1,900                    0
     Net increase in loans                                                 (3,167,669)          (5,200,501)
     Proceeds from sale of foreclosed real estate                              82,772                6,325
     Proceeds from recovery of charged off loans                                9,644                    0
     Acquisition costs related to foreclosed real estate                       (2,151)              (4,221)
     Proceeds from sales of fixed assets                                            0                    0
     Expenditures for premises and equipment                                  (32,953)             (42,528)
     Origination of mortgage servicing rights                                 (19,179)             (20,426)
                                                                       --------------         ------------

Net cash provided (used) by investing activities                             (757,734)          (6,459,890)
                                                                       --------------         ------------

Cash flows from financing activities: Net increase (decrease) in:
         Deposits                                                          11,062,925           (4,444,715)
         Advances from borrowers                                             (889,952)            (475,551)
     Proceeds from note payable to bank                                             0            1,500,000
     Principal payments on note payable to bank                                     0           (1,500,000)
     Proceeds from advances from Federal Home Loan Bank                   530,120,000          268,146,206
     Payment of advances from Federal Home Loan Bank                     (537,473,556)        (255,427,019)
     Purchase of treasury stock at cost                                             0           (1,882,425)
     Exercise of stock options                                                      0                    0
     Dividends paid to stockholders                                          (116,232)            (121,602)
                                                                       --------------         ------------

Net cash provided (used) by financing activities                            2,703,185            5,794,894
                                                                       --------------         ------------

Net increase (decrease) in cash and cash equivalents                        1,127,915             (191,825)

Cash and cash equivalents at beginning of the period                        2,204,723            1,994,564
                                                                       --------------         ------------

Cash and cash equivalents at end of the period                         $    3,332,638         $  1,802,739
                                                                       ==============         ============

Supplemental disclosure:
     Cash paid for:
         Interest on deposits                                          $    1,571,080         $    696,247
         Interest on FHLB advances and other borrowed funds                 2,286,009            1,585,535
         Income taxes                                                               0               59,764

     Transfers from loans to real estate and other
        assets acquired through foreclosures                                  269,147                2,966

     Loans made to facilitate the sale of foreclosed assets                   119,435                    0


The accompanying notes are an integral part of the financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY


             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

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

NOTE 2 - EARNINGS PER SHARE

Earnings per common share for the three months and six months ended March 31, 2001 and 2000, has been computed based on net income divided by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2001 and 2000, the weighted average number of shares outstanding totaled 1,110,416 and 1,096,007, shares respectively. For the six months ended March 31, 2001 and 2000, the weighted average number of shares outstanding totaled 1,110,416 and 1,152,678 shares respectively.

Earnings per common share - assuming dilution, for the three months and six months ended March 31, 2001 and 2000, has been computed based on net income divided by the weighted average number of common shares outstanding. In addition, it includes the effects of all dilutive potential common shares that were outstanding during the period. For the three months ended March 31, 2001 and 2000, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,110,416 and 1,096,007, shares respectively. For the six months ended March 31, 2001 and 2000, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,110,421 and 1,175,462 shares respectively.

For both earnings per share and earnings per common share - assuming dilution and as prescribed by the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employer's Accounting for Employees Stock Ownership Plans, the weighted average number of shares outstanding does not include unallocated Employee Stock Ownership Plan ("ESOP") shares.

See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three month and six month periods ended March 31, 2001 and 2000.

NOTE 3 - SECURITIES

The carrying values and estimated market values of investment securities available-for-sale as of March 31, 2001, by type of security are as follows:

                       Principal         Unamortized          Unearned           Unrealized          Carrying
                        Balance            Premiums           Discounts         Gain/(Loss)           Value
                     --------------     ---------------     --------------     ---------------    ---------------
Corporate debt       $   6,000,000      $       44,323      $      61,498      $      147,205     $    6,130,030

Municipal bonds            565,000                   0                  0                 159            565,159
                     -------------      --------------      -------------      --------------     --------------

                     $   6,565,000      $       44,323      $      61,498      $      147,364     $    6,695,189
                     -------------      --------------      -------------      --------------     --------------

The amortized cost and estimated market values of investment securities held-to-maturity as of March 31, 2001, are as follows:

                                                             Gross              Gross             Estimated
                                        Amortized         Unrealized          Unrealized           Market
                                          Cost               Gains              Losses              Value
                                      --------------     --------------     ---------------     --------------
Debt securities:
      U. S. government agency            10,475,262             79,293               5,035         10,549,520

      Corporate Debt                      4,748,252             23,717               8,457          4,763,512
                                      -------------      -------------      --------------      -------------

           Total debt securities      $  15,223,514      $     103,010      $       13,492      $  15,313,032
                                      -------------      -------------      --------------      -------------


The amortized cost and estimated market values of investment securities held-to-maturity as of March 31, 2001, by contractual maturity are shown below:

                                                                              Estimated
                                                           Amortized            Market
                                                             Cost               Value
                                                         --------------     ---------------
              Due in one year or less                    $   1,000,000      $    1,000,780

              Due after one year through two
              years                                          1,000,000           1,002,970

              Due after two years through three years        4,000,010           4,035,310

              Due after three years through six years        9,223,504           9,273,972
                                                         -------------      --------------

                     Total debt securities               $  15,223,514      $   15,313,032
                                                         -------------      --------------

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of March 31, 2001, by type of security are as follows:

                       Principal         Unamortized          Unearned          Unrealized           Carrying
                        Balance            Premiums           Discounts         Gain/(Loss)           Value
                     --------------     ---------------     --------------     --------------     ---------------
Fixed Rate           $   5,510,535      $        4.502      $      31,234      $     51,055       $    5,534,858

Adjustable Rate         33,524,980             186,166              1,078          (203,037)          33,507,031
                     --------------     ---------------     --------------     --------------     ---------------

                     $  39,035,515      $      190,668      $      32,312      $   (151,982)      $   39,041,889
                     --------------     ---------------     --------------     --------------     ---------------


The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of March 31, 2001, by type of security are as follows:

                                                                                                    Estimated
                       Principal         Unamortized          Unearned           Carrying             Market
                        Balance            Premiums           Discounts            Value              Value
                     --------------     ---------------     --------------     --------------     ---------------
Fixed Rate           $  12,463,362      $            0      $       6,760         12,456,602          12,573,587

Adjustable Rate          6,633,769              23,992             26,158          6,631,603           6,715,613
                     --------------     ---------------     --------------     --------------     ---------------

                     $  19,097,131      $       23,992      $      32,918      $  19,088,205      $   19,289,200
                     --------------     ---------------     --------------     --------------     ---------------


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

SFAS NO. 140 In September 2000, SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued to amend and replace SFAS No. 125. SFAS No. 140 revises certain standards for accounting for securitizations and other transfers of financial assets and collateral, and also requires certain additional disclosures.

The statement is effective for transactions occurring after March 31, 2001. The Company adopted the Statement as required.

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

     Balance, September 30, 1998                                    148,843
         Granted                                                        -0-
         Exercised at $9.42 per share                               (1,567)
         Forfeited and expired                                          -0-
                                                                  ---------

     Balance, September 30, 1999                                    147,276
         Granted                                                      4,500
         Exercised at $9.42 per share                                   -0-
         Forfeited and expired                                          -0-
                                                                  ---------

     Balance, September 30, 2000                                    151,776
                                                                  =========


Options exercisable at March 31, 2001 under stock option plan       147,276
                                                                  =========

Shares available for future grants                                   22,662
                                                                  =========

During the six months ended March 31, 2001, no options were exercised, issued, or forfeited.

NOTE 6 - ADVANCES FROM FEDERAL HOME LOAN BANK

The outstanding advances from the FHLB consisted of the following at March 31, 2001:

         Maturity                             Balance               Rate

         04/09/2001                $        35,100,000              5.120%
         04/09/2001                $         3,200,000              5.120%
         04/19/2001                $        17,500,000              5.020%
         02/15/2002                $            25,000              5.980%
         03/08/2002                $         2,000,000              4.881%
         02/15/2003                $           100,000              6.000%
         03/08/2003                $         2,000,000              4.995%
         09/01/2003                $         1,301,006              6.250%
         02/15/2004                $           100,000              6.010%
         12/31/2004                $           241,453              6.090%
         01/03/2005                $            83,893              6.030%
         02/15/2005                $           100,000              6.040%
         02/15/2006                $           150,000              6.050%
         01/01/2013                $           428,692              6.090%
         01/01/2013                $           407,446              6.130%
         02/01/2013                $           404,081              5.910%
         03/03/2014                $           815,420              5.450%
         04/01/2014                $           787,920              5.970%
         05/01/2014                $         1,072,453              5.660%
         06/01/2014                $           817,889              5.900%
         07/01/2014                $           757,504              6.380%
         08/01/2014                $           550,239              6.370%
         09/01/2014                $           695,167              6.590%
         10/01/2014                $           610,201              6.860%
         11/03/2014                $         1,505,887              6.770%
         12/01/2014                $           514,479              6.570%
         01/01/2015                $           336,779              6.730%

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by all stock and deposit accounts in the FHLB, mortgage collateral, securities collateral, and other collateral.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 March 31, 2001

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

On June 30, 2000, the Company completed the acquisition of Gilmer and its wholly owned subsidiary, Gilmer Savings Bank, F.S.B. The Company acquired 100% of the outstanding stock of Gilmer, the transaction was accounted for as a purchase transaction. The assets and liabilities of Gilmer were recorded at their fair market values as of June 30, 2000. The difference in the net fair value of Gilmer's assets and liabilities and the purchase price of approximately $5.4 million was recorded as goodwill. The statement of financial condition, the statement of changes in stockholder's equity and the statement of cash flows reflect the acquisition of Gilmer. The statement of income for the three months and six months ended March 31, 2000 reflect only activity for the Company prior to the acquisition of Gilmer.

FINANCIAL CONDITION

Total assets were $203.8 million at March 31, 2001, a $3.6 million increase from the $200.2 million reported at September 30, 2000, the Company's most recent fiscal year end. The increase in total assets was the result of a $14.8 million increase in mortgage-backed securities held-to-maturity, a $3.4 million increase in loans receivable, $1.3 million increase in federal funds sold and a $1.1 million increase in interest-earning deposits with banks. The increases were partially offset by a $10.7 decline in investment securities held to maturity, a $5.0 million decline in mortgage-backed securities available-for-sale and a $1.2 million decrease in investment securities available-for-sale.

At March 31, 2001, loans-receivable totaled $105.4 million, and increase of $3.4 million compared to $102.1 million at September 30, 2000. The increase in loans-receivable was primarily the result of the Company's continued efforts to expand its origination of consumer, commercial, and commercial real estate loans.

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

As interest rates declined during the quarter ended March 31, 2001, the Company made the decision to begin selling all fixed rate and term mortgage loans into the secondary market. The Company has established a minimum mortgage rate of 7.00% in order to hold such loans in the portfolio. As mortgage rates fell below this level, the Company elected to sell loans into the secondary market. In addition and in an attempt to remain competitive in the market, the Company began offering its customers the option of having their loan serviced locally by the Association or to have the loan and the corresponding servicing sold to an investor. Loans originated where the servicing will be retained by the Company are sold to FNMA. Loans originated where the servicing and the loan is sold to a private investor are priced at a slightly lower interest rate, designed to compete with mortgage brokers in the Company's market.

Investment securities available-for-sale decreased by $1.2 million from $7.9 million at September 30, 2000 to $6.7 million at March 31, 2001. The decrease was the result of the Company's decision to sell securities acquired in the Gilmer merger and to reinvest in securities that better fit the Company's investment strategy. This portfolio consists of corporate debt securities and municipal bonds. All of the corporate debt securities have fixed rates and terms and are non-callable. The Company's investment policy allows for the purchase of investment-grade corporate bonds only. All corporate debt securities have a final maturity of four years or less. The municipal bonds, which comprise only $565,000 of the portfolio, are primarily bonds issued by Upshur County, where the Company's Gilmer office is located.

Investment securities held-to-maturity was reported as $15.2 million at March 31, 2001, a decline of $10.7 million from the $26.0 million reported at September 30, 2000. The decrease was the result of bonds that matured or were called by the issuer during the quarter. This portfolio consists primarily of debt issued by governmental agencies such as Federal National Mortgage Corporation, Federal Home Loan Mortgage Corporation, or the Federal Home Loan Bank System. Most of the agency-issued bonds in the portfolio are currently callable at the discretion of the issuer. The Company expects, with anticipated declining interest rates, much of the portfolio to be called by the issuers over the next several months. The portfolio also includes corporate debt securities.

Mortgage-backed securities available-for-sale totaled $39.0 million at March 31, 2001, a decrease of $5.0 million from the $44.0 million at September 30, 2000. The decrease was the result of the Company's decision to sell securities acquired in the Gilmer merger to reinvest in securities that better fit the Company's investment strategy.

Mortgage-backed securities held-to-maturity portfolio totaled $19.1 million at March 31, 2001, an increase of $14.8 million from the $4.3 million reported at September 30, 2000. The increase was primarily due to the Company's decision to reinvest funds in this portfolio from its investment securities held-to-maturity and mortgage-backed securities available-for-sale portfolio.

Total deposits were $112.7 million at March 31, 2001, a $11.1 million increase from the $101.6 million reported at September 30, 2000. The increase was primarily the result of additional certificates of deposit as the Company elected to pay more competitive interest rates on such deposits during the quarter.

The Company reported $71.6 million in borrowed funds at March 31, 2001, a decrease of $7.4 million from the $79.0 million reported at September 30, 2000. The decrease was primarily due to the Company's decision to repay short-term advances from excess cash flow. The advances are primarily used to fund investments in mortgage-backed securities, which are purchased by the Company when the Company is unable to originate mortgage loans and place such loans into the portfolio. In addition, the Company utilizes advances to fund commercial real estate loans. The Company is able to structure the advances to match the terms of the loans. Also, the Company utilizes short-term advances to provide needed liquidity.

Stockholder's equity totaled $17.2 million at March 31, 2001, an increase of $1.0 million from the $16.2 million reported at September 30, 2000. The increase was primarily attributable to a net decrease in unrealized losses on available-for-sale securities, of approximately $814,000, during the quarter. Stockholder's equity also increased due to the $291,000 of net income reported for the quarter. Both of these increases were offset by the payment of $58,000 in cash dividends during the quarter.


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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001
         AND MARCH 31, 2000

General. Net income for the three months ended March 31, 2001 was $291,000 or $.26 per share, an increase of $238,000 from the $53,000, or $.05 per share, reported for the three months ended March 31, 2000. The increase in net income was attributable to a $297,000 increase in non-interest income and a $274,000 increase in net interest income after provision for loan losses, which were partially offset by a $191,000 increase in non-interest expense and a $141,000 increase in income tax expense.

Net Interest Income. For the quarter ended March 31, 2001, net interest income before provision for loan losses totaled $1.1 million, and increase of $281,000 over the $820,000 reported for the quarter ended March 31, 2000. On an annualized basis, the $1.1 million in net interest income for the current quarter was approximately 2.28% of average interest-earning assets and 2.17% of average total assets. For the quarter ended March 31, 2000, the $820,000 in net interest income before provisions for loan losses was approximately 2.15% of average interest-earning assets and 2.06% of average total assets. Average interest-earning assets were approximately $192.9 million for the quarter ended March 31, 2001, compared to $152.7 million for the quarter ended March 31, 2000.

Total interest income was $3.6 million for the quarter ended March 31, 2001, an increase of $958,000 over the $2.7 million reported for the quarter ended March 31, 2000. The increase was primarily due to an increase in interest earning assets, primarily as a result of the additional interest-earning assets acquired in the Gilmer merger. To a lesser extent, additional interest-earning assets acquired by the Company during the 12 months ended March 31, 2001 accounted for the increase in total interest income. On an annualized basis, the $3.6 million in total interest income was approximately 7.48% of average interest-earning assets. The $2.7 million in total interest income for the quarter ended March 31, 2000 was approximately 7.02% of average interest-earning assets. The increase in the average yield on interest-earning assets was a direct result of the additional consumer, commercial, and commercial real estate loans made by the Company over the past year and the additional interest earning assets acquired in the Gilmer merger.

Interest income on loans-receivable was $2.1 million for the quarter ended March 31, 2001. On an annualized basis, the $2.1 million was approximately 8.21% or average loans-receivable balances outstanding for the quarter ended March 31, 2001, compared to approximately 7.68% for the quarter ended March 31, 2000. The increase in average yield on the loan portfolio was primarily the result of the increase in consumer, commercial and commercial real estate loan balances and the higher yields on such loans recorded over the past 12 months.

Interest income from mortgage-backed securities available-for-sale totaled $664,000 for the quarter ended March 31, 2001, compared to $639,000 for the quarter ended March 31, 2000. The average yield on the portfolio was approximately 6.46% for the quarter ended March 31, 2001, compared to approximately 6.93% for the quarter ended March 31, 2000.

Interest income from the investment securities held-to-maturity portfolio was $348,000 for the quarter ended March 31, 2001, compared to $556,000 for the quarter ended March 31, 2000. The decrease in income from the portfolio was due to a decline in the balance in the portfolio from $28.5 million at March 31, 2000 to $15.2 million at March 31, 2001. The portfolio is primarily comprised of debt issued by Government agencies such as FHLMC, FNMA and the Federal Home Loan Bank System. The debt has call options at the discretion of the issuer. As interest rates decreased in February and March of 2001, a significant portion of the portfolio was called. The Company elected to redirect cash flow from the called bonds into its mortgage-backed securities held-to-maturity portfolio, its investment held-to-maturity portfolio, and its loans receivable portfolio. The result was a decline in the average balance on the portfolio and a decrease in income from the portfolio.

Interest income on mortgage-backed securities held-to-maturity totaled $290,000 for the quarter ended March 31, 2001, an increase of $197,000 from the $93,000 reported for the quarter ended March 31, 2000. The increase was due primarily to an increase in the balance in the portfolio from $5.1 million at March 31, 2000 to $19.1 million at March 31, 2001.

Interest paid to depositors totaled $1.5 million for the quarter ended March 31, 2001, and increase of $490,000 from the $1.0 million reported for the quarter ended March 31, 2000. The increase in interest expense on deposit accounts was primarily attributable to the increase in deposit balances acquired by the Company in the Gilmer merger. To a lesser extent, additional balances acquired by the Company during the year and increasing interest rates on certificate of deposit account renewals during the past year contributed to the increase in interest expense. On an annualized basis, the $1.5 million in interest expense on deposits was approximately 5.47% for the quarter ended March 31, 2001, compared to 4.80% for the quarter ended March 31, 2000.

Interest on FHLB advances was $1.0 million for the quarter ended March 31, 2001, compared to $835,000 for the quarter ended March 31, 2000. The increase in interest expense was a direct result of an increase in average FHLB advance balances outstanding from approximately $56.1 million for the quarter ended March 31, 2000 to $72.9 million for the quarter ended March 31, 2001. Increasing interest rates during the past year also contributed to the increase in interest expense. During the past 12 months, the Company increased its reliance on short term funding from the FHLB to fund loans and investments. Rising interest rates in 2000 decreased cash flow from the Company's investment portfolios and reduced cash flow from prepayments in the loan portfolio. The result was that the Company needed additional FHLB borrowings to fund the loans and investments.

Provision for Loan Losses. The Company made $7,000 in provision for loan losses for the quarter ended March 31, 2001, compared to $400 for the quarter ended March 31, 2000. The increase in provision for loan losses was the result of the Company's decision to establish additional reserves for losses in its checking with overdraft privilege program. In 2000, the Company instigated a program designed to attract additional checking accounts and to increase fee income from new and current checking accounts. The program allows approved checking account customers to overdraft their account up to $500. The Company agrees to not return the insufficient checks but charges the customer the usual insufficient check charge fee. The Company reviews overdraft checking account balances on a monthly basis to determine if additional reserves for potential losses in the program or any of its other checking accounts, is warranted.

Noninterest Income. Noninterest income totaled $354,000 for the quarter ended March 31, 2001 compared to $58,000 for the quarter ended March 31, 2000, a $296,000 increase. The increase was primarily the result of a $178,000 increase in gains on sales of interest-earning assets. During the quarter ended March 31, 2001, the Company elected to sell a portion of its available-for-sale investment portfolio. The bonds that were sold were primarily bonds acquired in the Gilmer merger. Such bonds were primarily adjustable rate securities linked to the "11th District Cost of Funds" rate index. The Company does not normally purchase bonds linked to a "lagging" index such as the "11th District COFI." The increase was also the result of a $70,000 increase in other noninterest income. Additional fee income from the Company's free checking and checking with overdraft privilege programs introduced in 2000 and additional fee income from the transaction accounts acquired in the Gilmer merger accounted for a portion of the increase in other noninterest income for the current quarter.

Noninterest Expense. Noninterest expense was $980,000 for the quarter ended March 31, 2001, an increase of $191,000 from the $789,000 for the quarter ended March 31, 2000.

Compensation and benefits expenses increased by $93,000 for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000, primarily as a result of the additional employees acquired in the Gilmer merger. Other operating expenses increased by $60,000, primarily due to a refund of prior Texas Franchise tax expense recorded in the quarter ended March 31, 2000. Also, a $39,000 increase in amortization of the goodwill created in the Gilmer merger accounted for a portion of the increase in noninterest expenses for the quarter.

Provision for Income Taxes. The Company incurred federal income tax expense of $176,000 or 37.7% or pre-tax income for the quarter ended March 31, 2001, compared to $35,000 or 40.0% or pre-tax income for the quarter ended March 31, 2000.



COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2001
         AND MARCH 31, 2000

General. For the six months ended March 31, 2001, the Company reported net income of $340,000 or $.31 per common share and $.31 per common share - assuming dilution, compared to $147,000 or $.13 per common share and $.12 per common share - assuming dilution for the six months ended March 31, 2000. The increase in net income was due to a $363,000 increase in noninterest income and a $309,000 increase in net interest income after provisions for loan losses. The increases were partially offset by a $364,000 increase in noninterest expense and a $115,000 increase in income tax expense.

Net Interest Income. For the six months ended March 31, 2001, net interest income before provisions for loan losses totaled $2.0 million, an increase of $333,000 from the $1.7 million reported for the six months ended March 31, 2000. On an annualized basis, the $2.0 million in net interest income before provisions for loan losses for the current period was approximately 2.09% of average interest earning assets and 1.99% of average total assets. For the six months ended March 31, 2000, the $1.7 million in net interest income before provisions for loan losses was, on an annualized basis, approximately 2.24% of average interest earning assets and 2.15% of average total assets. Average interest earning assets were approximately $192.2 million for the six months ended March 31, 2001, compared to $150.0 million for the six months ended
March 31, 2000.

Total interest income was $7.3 million or 7.49%, on an annualized basis, of average interest earning assets for the six months ended March 31, 2001, compared to $5.3 million or 7.07% of average interest earning assets for the six months ended March 31, 2000. The increase in total interest income was primarily attributable to the increase in average outstanding balances of interest earning assets and, to a lessor extent, an increase in commercial and consumer loans at higher yields.

Interest income on loans receivable totaled $4.2 million for the six months ended March 31, 2001 an increase from the $2.6 million reported for the six months ended March 31, 2000. Average loans receivable balances increased to $103.7 million for the six months ended March 31, 2001 from $69.0 million for the six months ended March 31, 2000. For the six months ended March 31, 2001, the $4.2 million in interest income on loans receivable was, on an annualized basis, approximately 8.17%, compared to 7.68% for the six months ended March 31, 2000.

Interest income from mortgage-backed securities available-for sale totaled $1.5 million for the six months ended March 31, 2001, compared to $1.2 million for the six months ended March 31, 2000. The increase in income was primarily attributable to an increase in the balance in the portfolio from $32.9 million at September 30, 1999 to $39.0 million at March 31, 2001.

Interest income on investment securities held-to-maturity totaled $742,000 for the six months ended March 31, 2001, compared to $937,000 for the six months ended March 31, 2000. The decrease in interest income on the portfolio was primarily the result of a derease in the average balance outstanding as bonds in the portfolio matured or were called at the option of the issuer.

Interest income on mortgage-backed securities held-to-maturity was $374,000 for the six months ended March 31, 2001, compared to $181,000 for the six months ended March 31, 2000. The increase in interest income on the portfolio was primarily the result of an increase in the balance outstanding in the portfolio from $5.8 million at September 30, 1999 to $19.1 million at March 31, 2001. The Company redirected cash flow from its investment securities held-to-maturity portfolio into this portfolio.

Interest expense was $5.2 million for the six months ended March 31, 2001, an increase of $1.6 million from the $3.6 million reported for the six-month period ended March 31, 2000. An increase in interest costing liabilities, including advances from the FHLB, from $132.6 million at September 30, 1999 to $184.3 million at March 31, 2001, accounted for the increase in interest expense. The $5.2 million in interest expense reported for the six month period ended March 31, 2001 was approximately 5.74% of average interest costing liabilities, compared to 5.38% for the same period in 2000.

Noninterest Income. Noninterest income was $481,000 for the six months ended March 31, 2001, compared to $118,000 for the six months ended March 31, 2000. The increase was attributable to a $176,000 increase in gains on sales of interest earning assets. The additional gains were due to the Company's decision to sell a portion of its bond portfolio. In addition, other noninterest income increased by $138,000 due to increases in fee income from the Company's consumer and commercial checking account products and commissions from the sale of credit insurance on the Company's consumer loans.

Noninterest Expense. Noninterest expense was reported as $1.9 million for the six-month period ended March 31, 2001, a $364,000 increase from the $1.6 million reported for the six months ended March 31, 2000.

The increase in noninterest expense was primarily the result of a $69,000 increase in compensation and benefits as a result of the Gilmer merger. In addition, amortization of goodwill from the Gilmer merger accounted for $78,000 of the increase. Also, other noninterest expense increased by $180,000 primarily due to the franchise tax refund previously received in the quarter ended
March 31, 2000 and a $35,000 increase in data processing expenses due to the Gilmer merger.

Provision For Income Taxes. The Company incurred federal income tax expense of $206,000 or 37.7% of pre-tax income for the six months ended March 31, 2001, compared to $91,000 or 38.2% of pre-tax income for the six months ended March 31, 2000.

ASSET QUALITY

At March 31, 2001, the Company's non-performing assets totaled $973,000 or .48% of total assets, compared to $1.0 million or .52% of total assets at September 30, 2000. At March 31, 2001, non-performing assets were comprised of non-accruing one- to four family loans, consumer and other loans delinquent more than 90 days and still accruing foreclosed one- to four family, and foreclosed consumer and other loans.

Non-performing loans at March 31, 2001 equaled $973,000 or 0.92% of loans receivable, compared to $1.0 million or 0.97% of loans receivable at September 30, 2000.

Classified assets totaled $3.0 million or 1.46% of total assets at March 31, 2001, compared to $3.0 million or 1.49% of total assets at September 30, 2000.

Classified assets and non-performing assets differ in that classified assets may include loans less than ninety (90) days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. At March 31, 2001, $2.8 million of classified assets were deemed to be substandard, $122,000 assets were classified as doubtful and $24,000 were classified as loss.

The Company's allowance for loan losses totaled $807,942 at March 31, 2001, compared to $1,057,374 September 30, 2000. The allowance for loan losses as a percentage of loans receivable equaled 0.77% at March 31, 2001 and 1.04% at September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits from customers, advances from the FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities, sales of loans and operations.

The Association uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At March 31, 2001, the Association had outstanding commitments to extend credit on approximately $4.4 million of loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $17.2 million at March 31, 2001, an increase of $1.0 million from the $16.2 million reported at September 30, 2000. The increase was primarily the result of an $814,000 increase in accumulated other comprehensive income as market values on the Company's available-for-sale securities increased in a declining rate environment. In addition, retained earnings increased by $224,000, the $340,000 in net income less the cash dividends paid during the six months ended March 31, 2001.

As of March 31, 2001, the Company's reported book value per share, using total stockholders' equity of $17.2 million (net of the cost of unearned ESOP shares) and 1,162,320 outstanding shares of common stock (the total issued shares including unearned ESOP shares, less treasury shares), equaled $14.84 per share.

Subsequent to the quarter ended March 31, 2001, the Company announced its intention to pay a cash dividend of $.05 per share on May 23, 2001, to stockholders of record at May 9, 2001.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Congress imposed capital requirements for thrift institutions. At March 31, 2001, the Association's actual and required capital amounts under the requirements were as follows:

- Tier 1 Capital was $14.1 million or 6.99% of total assets, exceeding the minimum requirement of 4.0% by $6.0 million.

- Tier 1 Risk Based Capital was $14.1 million or 14.68% of total risk weighted assets, exceeding the minimum requirement of 4.0% by $10.2 million.

- Total Risk-Based Capital equaled $14.9 million of 15.52% of risk weighted assets, exceeding the minimum requirement of 8.0% of total risk weighted assets by $7.2 million.

At March 31, 2001, the Association was considered a "well capitalized" institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 MARCH 31, 2001

--------------------------------------------------------------------------------

\                           PART II - OTHER INFORMATION

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

     None

Item 6.  Exhibits and Reports on Form 8-K

        The following exhibits are filed herewith:

         Exhibit 11.0 - Computation of Earnings Per Share

      (b)  Reports on Form 8-K

         During the quarter ended March 31, 2001, the Company filed a report on Form 8-K on February 2, 2001 to report the issuance of a press release dated February 2, 2001, announcing the Company's intention to pay, on February 21, 2001, a cash dividend of $.05 per share for the quarter ended December 31, 2000, to stockholders of record on February 7, 2001.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                East Texas Financial Services, Inc.


Date:  May 15, 2001             /s/ Gerald W. Free
                                ---------------------------------------------
                                Vice Chairman, President and CEO
                                (Principal Executive Officer)


Date:  May 15, 2001             /s/  Derrell W. Chapman
                                ---------------------------------------------
                                Vice President/COO/CFO
                                (Principal Financial and Accounting Officer)