Form 10QSB
period 2001-06-30
EAST TEXAS FINANCIAL SERVICES INC
filed 2001-08-10
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended June 30, 2001

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

                 [x] Yes                                [_] No

     The number of shares of the registrant's common stock ($.01 par value) outstanding as of June 30, 2001, was 1,162,320.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  June 30, 2001

--------------------------------------------------------------------------------

                                      INDEX

                                                                           Page
                                                                            No.

Part I - Financial Information

     Item 1.  Financial Statements

          Consolidated Statements of Financial Condition, June 30, 2001
          (Unaudited) and September 30, 2000...............................   4

          Consolidated Statements of Income, (Unaudited) three months and nine
          months ended June 30, 2001 and June 30, 2000.....................   5

          Consolidated Statement of Changes in Stockholders' Equity, (Unaudited)
          nine months ended June 30, 2001..................................   6

          Consolidated Statements of Cash Flows, (Unaudited) nine months ended
          June 30, 2001, and June 30, 2000.................................   7

          Notes to (Unaudited) Consolidated Financial Statements, June 30,
          2001.............................................................   9

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................  14

Part II - Other Information

          Item 1. Legal Proceedings........................................  22
          Item 2. Changes In Securities....................................  22

          Item 3. Defaults Upon Senior Securities..........................  22

          Item 4. Submission of Matters To a Vote of Security Holders......  22

          Item 5. Other Information........................................  22

          Item 6. Exhibits and Reports on Form 8-K.........................  22

Signature Page.............................................................  23

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  June 30, 2001


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

On June 30, 2000, the Company acquired by merger 100% of the common stock of Gilmer Financial Services, Inc. ("Gilmer" or "the Gilmer transaction") and its wholly owned subsidiary, Gilmer Savings Bank, F.S.B. The acquisition was accounted for as a purchase transaction. Gilmer was merged into the Company's wholly owned subsidiary, First Federal Savings and Loan Association of Tyler. The assets and liabilities of Gilmer were recorded at their fair market values. The difference in the purchase price and the fair market value of the assets and liabilities acquired was recorded as goodwill. The statements of income for the three and nine month periods ended June 30, 2000 do not reflect income for Gilmer.

The financial statements presented in this Form 10-QSB reflect the consolidated financial condition and results of operations of the Company and its wholly owned subsidiary, First Federal Savings and Loan Association of Tyler.

Certain items from prior periods have been reclassified for comparability purposes.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          ASSETS                                                  June 30, 2001       September 30, 2000
                                                                                  -------------       ------------------
                                                                                   (Unaudited)

Cash and due from banks                                                           $   1,658,492         $   1,661,435
Interest-bearing deposits with banks                                                  3,366,243               543,288
Interest-earning time deposits with financial institutions                              893,000             1,089,000
Federal funds sold                                                                       69,806               364,822
Investment securities available-for-sale                                              6,665,770             7,916,597
Mortgage-backed securities available-for-sale                                        32,235,991            44,012,663
Investment securities held-to-maturity (estimated market
     value of $8,841,958 at June 30, 2001, and
     $25,428,105 at September 30, 2000)                                               8,776,324            25,970,113
Mortgage-backed securities held-to-maturity (estimated
     market value of $29,261,434 at June 30, 2001
     and $4,349,164 at September 30, 2000)                                           29,140,745             4,279,132
Loans receivable, net of allowance for credit losses of $803,278
     at June 30, 2001 and $1,057,374 at September 30, 2000                          108,400,208           102,064,137
Accrued interest receivable                                                           1,389,170             1,548,840
Federal Home Loan Bank stock, at cost                                                 4,284,500             4,115,000
Premises and equipment                                                                2,677,796             2,744,278
Foreclosed assets, net                                                                  198,958                86,465
Goodwill, net                                                                         2,210,903             2,313,491
Deferred tax asset                                                                            0               255,233
Mortgage servicing rights                                                               201,694               258,682
Other assets                                                                            882,705               986,482
                                                                                  -------------         -------------

     Total Assets                                                                 $ 203,052,305         $ 200,209,658
                                                                                  =============         =============



     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Noninterest deposits                                                         $   3,100,386         $   2,644,220
     Interest-bearing deposits                                                      109,139,888            98,975,563
                                                                                  -------------         -------------
         Total deposits                                                             112,240,274           101,619,783

     FHLB advances                                                                   70,384,926            78,959,065
     Advances from borrowers for taxes and insurance                                    950,903             1,478,438
     Federal income taxes
           Current                                                                      (11,523)                    0
           Deferred                                                                     552,040                     0
     Accrued expenses and other liabilities                                           1,489,275             1,943,399
                                                                                  -------------         -------------
Total liabilities                                                                   185,605,895           184,000,685
                                                                                  -------------         -------------

Stockholders' equity:
     Preferred stock, $0.01 par value, 500,000
        shares authorized, none outstanding
     Common stock, $0.01 par value, 5,500,000 shares authorized,
        1,884,492 shares issued and 1,162,320 outstanding                                18,845                18,845
     Additional paid-in-capital                                                      12,444,372            12,444,372
     Unearned employee stock ownership plan shares                                     (346,020)             (346,020)
     Retained earnings (substantially restricted)                                    14,036,446            13,732,109
     Accumulated other comprehensive income                                             160,049              (773,051)
     Treasury stock, 722,172 shares at cost                                          (8,867,282)           (8,867,282)
                                                                                  -------------         -------------

           Total stockholder's equity                                                17,446,410            16,208,973
                                                                                  -------------         -------------

           Total liabilities and stockholders' equity                             $ 203,052,305         $ 200,209,658
                                                                                  =============         =============

The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                             Three Months                          Nine Months
                                                             Ended June 30,                       Ended June 30,
                                                              (Unaudited)                          (Unaudited)
                                                         2001               2000              2001              2000
                                                         ----               ----              ----              ----

INTEREST INCOME
   Loans receivable:
     First mortgage                                   $ 1,620,343       $ 1,241,608       $ 4,921,997       $ 3,556,737
     Consumer and other loans                             542,392           173,537         1,479,453           507,028
   Securities available for sale:
     Investment securities                                157,581           206,167           521,350           489,014
     Mortgage-backed securities                           503,037           639,798         1,981,169         1,857,124
   Securities held to maturity:
     Investment securities                                176,105           447,488           918,555         1,384,029
     Mortgage-backed securities                           389,083            89,142           763,079           270,040
   Deposits with banks                                     43,848            13,671           103,798            48,486
                                                      -----------       -----------       -----------       -----------

       Total interest income                            3,432,389         2,811,411        10,689,401         8,112,458
                                                      -----------       -----------       -----------       -----------

INTEREST EXPENSE

   Deposits                                             1,512,345         1,032,272         4,460,002         3,070,096
   FHLB advances                                          842,283           941,269         3,141,321         2,504,825
   Interest expense to other banks                              0                 0                 0            21,979
                                                      -----------       -----------       -----------       -----------

       Total interest expense                           2,354,628         1,973,541         7,601,323         5,596,900
                                                      -----------       -----------       -----------       -----------
       Net interest income before
          provision for loan losses                     1,077,761           837,870         3,088,078         2,515,558

   Provision for loan losses                               17,691             4,043            41,330             4,445
                                                      -----------       -----------       -----------       -----------

       Net interest income after
         provision for loan losses                      1,060,070           833,827         3,046,748         2,511,113
                                                      -----------       -----------       -----------       -----------

NONINTEREST INCOME
   Gain(loss) on sale of
    interest-earning assets                                51,923             7,985           251,221            31,167
   Loan origination and commitment fees                    25,344            13,476            67,999            33,259
   Loan servicing fees                                      5,752            16,485            36,669            47,817
   Gain on foreclosed real estate                           1,220                 0            27,562              (855)
   Other                                                  101,358            39,211           282,998            83,339
                                                      -----------       -----------       -----------       -----------

       Total noninterest income                           185,597            77,157           666,449           194,727
                                                      -----------       -----------       -----------       -----------

NONINTEREST EXPENSE
   Compensation and benefits                              600,780           533,270         1,737,820         1,601,780
   Occupancy and equipment                                103,819            88,630           328,522           269,975
   SAIF deposit insurance premium                           5,195             4,433            15,571            22,135
   Loss on foreclosed real estate                             500                 0             1,188                 0
   Goodwill amortization                                   39,367                 0           117,785                 0
   Other                                                  244,427           146,573           714,655           436,605
                                                      -----------       -----------       -----------       -----------
       Total noninterest expense                          994,088           772,906         2,915,541         2,330,495
                                                      -----------       -----------       -----------       -----------

Income (loss) before provision for
  income taxes                                            251,579           138,078           797,656           375,345

Income tax expense (benefit)                              113,146            50,618           318,972           141,323
                                                      -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                     $   138,433       $    87,460       $   478,684       $   234,022
                                                      ===========       ===========       ===========       ===========

Earnings per common share                             $       .12       $       .08       $       .43       $       .21
Earnings per common share - assuming dilution                 .12               .08               .43               .20

The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


     NINE MONTHS ENDED
       June 30, 2001

                                 Common Stock
                                     and                        Unrealized
                                  Additional     Unallocated    Gain (loss)                                              Total
                                   Paid in          ESOP          on AFS      Retained       Treasury   Comprehensive  Stockholders'
                                   Capital         Shares       Securities    Earnings        Stock        Income        Equity
                                   -------         ------       ----------    --------        -----        ------        ------
Balance September 30, 2000      $ 12,463,217  $   (346,020)   $   (773,051)  $ 13,732,109  $ (8,867,282)  $            $ 16,208,973

Comprehensive income:
     Net Income                                                                   478,684                    478,684
     Unrealized holding gains                                      933,100                                   933,100
                                                                                                          ----------
Comprehensive income                                                                                      $1,411,784     1,411,784
                                                                                                          ==========

Deferred compensation
     amortization

Payment of cash dividends                                                        (174,347)                                (174,347)

Balance June 30, 2001           $ 12,463,217  $   (346,020)   $    160,049   $ 14,036,446  $ (8,867,282)              $ 17,446,410
                                ============  ============    ============   ============  =============              ============



The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 For the Nine Months Ended
                                                                                         June 30,
                                                                                2001                   2000
                                                                            -----------------------------------

Cash flows from operating activities:
     Net income                                                             $   478,684            $   234,022
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Amortization of deferred loan origination fees                          (6,802)                (2,899)
         Amortization of premiums and discounts on investment
           securities, mortgage-backed securities, and loans                   (165,121)                34,034
         Amortization of deferred compensation                                        0                 87,286
         Amortization of goodwill                                               117,785                      0
         Compensation charge related to release of ESOP shares                   15,075                 38,250
         Depreciation                                                           140,122                110,918
         Provision for loan losses                                               41,330                      0
         Deferred income taxes                                                  315,496                 25,298
         Stock dividends on FHLB stock                                         (169,500)              (174,900)
         Amortization of mortgage servicing rights                               89,501                 45,158
         Net (gain) loss on sale of:
              Loans                                                                   0                 (3,251)
              Loans held for sale                                               (30,448)                     0
              Fixed assets                                                            0                      0
              Foreclosed real estate                                            (18,826)                     0
              Other repossessed property                                        (12,950)                     0
              Interest earning assets                                          (188,260)                     0
         Net (gain) loss on disposal of fixed assets                                  0                    228
         Proceeds from loan sales                                             4,007,390              2,363,199
         Originations of loans held for sale                                 (4,305,192)                     0
         (Increase) decrease in
              Accrued interest receivable                                       159,670                (38,911)
              Other assets                                                     (103,777)              (667,846)
         Increase (decrease) in:
              Federal income tax payable                                         11,523                 (2,186)
              Accrued expenses and other liabilities                           (454,124)              (826,743)
                                                                            -----------            -----------
Net cash provided (used) by operating activities                                (78,424)             1,221,657
                                                                            -----------            -----------

The accompanying notes are an integral part of the financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           For the Nine Months Ended
                                                                                                    June 30,
                                                                                           2001                 2000
                                                                                      -----------------------------------

Cash flows from investing activities
     Net cash used in acquisition activities                                                     0            (3,085,573)
     Net (increase) decrease in interest-earning  time deposits                            196,000             1,172,617
     Net (increase) decrease in fed funds sold                                             295,016                     0
     Purchases of securities available-for-sale                                                  0              (949,445)
     Purchase of securities held-to-maturity                                            (6,085,000)           (1,468,672)
     Proceeds from sale of securities available-for-sale                                 1,495,125                     0
     Proceeds from maturities of securities available-for-sale                              20,000                     0
     Proceeds from maturities of securities held-to-maturity                            23,500,000             4,000,000
     Proceeds from sale of mortgage-backed securities available-for-sale                 8,923,154                     0
     Purchases of mortgage-backed securities
         available-for-sale                                                                      0            (6,908,715)
     Purchase of mortgage-backed securities held-to-maturity                           (29,123,346)                    0
     Principal payments on mortgage-backed securities available-for-sale                 4,174,141             2,112,653
     Principal payments on mortgage-backed securities held to maturity                   4,192,770             1,108,807
     Principal payments on municipal bonds available-for-sale                               30,000                     0
     Purchases of FHLB stock                                                                     0              (992,500)
     Proceeds from redemption of FHLB stock                                                  1,900                     0
     Net increase in loans                                                              (6,065,825)          (10,232,495)
     Proceeds from sale of foreclosed real estate                                           92,766                 6,325
     Capitalized acquisition cost related to foreclosed real estate                              0                (4,221)
     Proceeds from recovery of charged off loans                                            15,570                     0
     Acquisition costs related to foreclosed real estate                                    (2,151)                    0
     Expenditures for premises and equipment                                               (73,640)              (44,894)
     Origination of mortgage servicing rights                                              (32,513)              (27,348)
                                                                                     -------------         -------------

Net cash provided (used) by investing activities                                         1,553,967           (15,313,461)
                                                                                     -------------         -------------

Cash flows from financing activities:
     Net increase (decrease) in:
         Deposits                                                                       10,620,491            (4,802,742)
         Advances from borrowers                                                          (527,535)             (233,429)
     Proceeds from note payable to bank                                                          0             1,500,000
     Principal payments on note payable to bank                                                  0            (1,500,000)
     Proceeds from advances from Federal Home Loan Bank                                665,810,000           429,257,606
     Payment of advances from Federal Home Loan Bank                                  (674,384,139)         (406,248,084)
     Purchase of treasury stock at cost                                                          0            (1,882,425)
     Exercise of stock options                                                                   0                     0
     Dividends paid to stockholders                                                       (174,348)             (180,593)
                                                                                     -------------         -------------

Net cash provided (used) by financing activities                                         1,344,469            15,910,333
                                                                                     -------------         -------------

Net increase (decrease) in cash and cash equivalents                                     2,820,012             1,818,529

Cash and cash equivalents at beginning of the period                                     2,204,723             1,994,564
                                                                                     -------------         -------------

Cash and cash equivalents at end of the period                                       $   5,024,735         $   3,813,093
                                                                                     =============         =============

Supplemental disclosure:
     Cash paid for:
         Interest on deposits                                                        $   2,359,277         $   1,336,577
         Interest on FHLB advances and other borrowed funds                              3,141,321             2,526,804
         Income taxes                                                                            0                76,553

     Transfers from loans to real estate and other
        assets acquired through foreclosures                                               357,696                 2,966

     Loans made to facilitate the sale of foreclosed assets                                135,200                     0

Acquisition activity:
     Fair value of noncash assets acquired                                                       0            32,841,706
     Fair value of liabilities assumed                                                           0            32,191,712

The accompanying notes are an integral part of the financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

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

NOTE 2 - EARNINGS PER SHARE

Earnings per common share for the three months and nine months ended June 30, 2001 and 2000, has been computed based on net income divided by the weighted average number of common shares outstanding during the period. For the three months ended June 30, 2001 and 2000, the weighted average number of shares outstanding totaled 1,110,416 and 1,096,007, shares respectively. For the nine months ended June 30, 2001 and 2000, the weighted average number of shares outstanding totaled 1,110,416 and 1,135,707 shares respectively.

Earnings per common share - assuming dilution, for the three months and nine months ended June 30, 2001 and 2000, has been computed based on net income divided by the weighted average number of common shares outstanding. In addition, it includes the effects of all dilutive potential common shares that were outstanding during the period. For the three months ended June 30, 2001 and 2000, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,110,509 and 1,096,007, shares respectively. For the nine months ended June 30, 2001 and 2000, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,110,473 and 1,151,954 shares respectively.

For both earnings per share and earnings per common share - assuming dilution and as prescribed by the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employer's Accounting for Employees Stock Ownership Plans, the weighted average number of shares outstanding does not include unallocated Employee Stock Ownership Plan ("ESOP") shares.

See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three month and nine month periods ended June 30, 2001 and 2000.

NOTE 3 - SECURITIES

The carrying values and estimated market values of investment securities available-for-sale as of June 30, 2001, by type of security are as follows:

                   Principal    Unamortized   Unearned    Unrealized     Carrying
                    Balance      Premiums     Discounts   Gain/(Loss)     Value
                 -------------  -----------  -----------  -----------  ------------
Corporate debt   $  6,000,000   $   39,223   $   56,155   $  147,702   $ 6,130,770

Municipal bonds       535,000            0        5,069        5,069       535,000
                 -------------  -----------  -----------  -----------  ------------

                 $  6,535,000   $   39,223   $   61,224   $  152,771   $ 6,665,770
                 -------------  -----------  -----------  -----------  ------------

The amortized cost and estimated market values of investment securities held-to-maturity as of June 30, 2001, are as follows:

                                                             Gross              Gross             Estimated
                                        Amortized         Unrealized          Unrealized           Market
                                          Cost               Gains              Losses              Value
                                      --------------     --------------     ---------------     --------------
Debt securities:
      U. S. government agency             2,477,351             63,114                   0          2,540,465

      Corporate Debt                      6,298,973             16,811              14,291          6,301,493
                                      --------------     --------------     ---------------     --------------

           Total debt securities      $   8,776,324      $      79,925      $       14,291      $   8,841,958
                                      --------------     --------------     ---------------     --------------

The amortized cost and estimated market values of investment securities held-to-maturity as of June 30, 2001, by contractual maturity are shown below:

                                                                  Estimated
                                               Amortized            Market
                                                 Cost               Value
                                             --------------     ---------------

  Due after one year through two years       $   2,000,000      $    2,032,350

  Due after two years through three years          477,351             508,115

  Due after three years through six years        6,298,973           6,301,493
                                             --------------     ---------------

         Total debt securities               $   8,776,324      $    8,841,958
                                             --------------     ---------------

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of June 30, 2001, by type of security are as follows:

                       Principal         Unamortized          Unearned          Unrealized           Carrying
                        Balance            Premiums           Discounts         Gain/(Loss)           Value
                     --------------     ---------------     --------------     --------------     ---------------
Fixed Rate           $   4,386,170      $        2,646      $      34,899      $      79,373      $    4,433,290

Adjustable Rate         27,668,399             141,573             17,625             10,354          27,802,701
                     --------------     ---------------     --------------     --------------     ---------------

                     $  32,054,569      $      144,219      $      52,524      $      89,727      $   32,235,991
                     --------------     ---------------     --------------     --------------     ---------------


The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of June 30, 2001, by type of security are as follows:

                                                                                                    Estimated
                       Principal         Unamortized          Unearned           Carrying             Market
                        Balance            Premiums           Discounts            Value              Value
                     --------------     ---------------     --------------     --------------     ---------------
Fixed Rate           $  22,935,823      $       11,711      $      47,558      $  22,899,976      $   23,024,402

Adjustable Rate          6,244,897              20,226             24,354          6,240,769           6,237,032
                     --------------     ---------------     --------------     --------------     ---------------

                     $  29,180,720      $       31,937      $      71,912      $  29,140,745      $   29,261,434
                     --------------     ---------------     --------------     --------------     ---------------

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

SFAS NO. 140   In September 2000, SFAS No. 140 "Accounting for Transfers and
------------
Servicing of Financial Assets and Extinguishments of Liabilities" was issued to amend and replace SFAS No. 125. SFAS No. 140 revises certain standards for accounting for securitizations and other transfers of financial assets and collateral, and also requires certain additional disclosures.

The statement is effective for transactions occuring after March 31, 2001. The Company adopted the Statement as required.

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

     Balance, September 30, 1998                                 148,843
         Granted                                                     -0-
         Exercised at $9.42 per share                            (1,567)
         Forfeited and expired                                       -0-
                                                                --------

     Balance, September 30, 1999                                 147,276
         Granted                                                   4,500
         Exercised at $9.42 per share                                -0-
         Forfeited and expired                                       -0-
                                                                --------

     Balance, September 30, 2000                                 151,776
                                                                ========


Options exercisable at June 30, 2001 under stock option plan     147,276
                                                                ========

Shares available for future grants                                22,662
                                                                ========

During the nine months ended June 30, 2001, no options were exercised, issued, or forfeited.

NOTE 6 - ADVANCES FROM FEDERAL HOME LOAN BANK

The outstanding advances from the FHLB consisted of the following at June 30, 2001:

    Maturity             Call Date              Balance               Rate
------------------    ----------------    ---------------------      -------

    07/09/2001                            $        35,000,000        4.060%
    02/15/2002                            $            25,000        5.980%
    03/08/2002                            $         2,000,000        4.881%
    02/15/2003                            $           100,000        6.000%
    03/08/2003                            $         2,000,000        4.995%
    09/01/2003                            $         1,179,838        6.250%
    02/15/2004                            $           100,000        6.010%
    12/31/2004                            $           239,394        6.090%
    01/03/2005                            $            78,992        6.030%
    02/15/2005                            $           100,000        6.040%
    02/15/2006                            $           150,000        6.050%
    04/11/2011          07/09/2001        $         5,000,000        3.730%
    04/11/2011          04/09/2002        $         5,000,000        3.910%
    04/11/2011          04/09/2003        $         5,000,000        4.250%
    06/07/2011          06/07/2003        $         5,000,000        4.380%
    01/01/2013                            $           422,457        6.090%
    01/01/2013                            $           401,535        6.130%
    02/01/2013                            $           398,193        5.910%
    03/03/2014                            $           787,962        5.450%
    04/01/2014                            $           761,854        5.970%
    05/01/2014                            $         1,036,794        5.660%
    06/01/2014                            $           790,963        5.900%
    07/01/2014                            $           732,972        6.380%
    08/01/2014                            $           532,474        6.370%
    09/01/2014                            $           672,930        6.590%
    10/01/2014                            $           590,886        6.860%
    11/03/2014                            $         1,458,325        6.770%
    12/01/2014                            $           498,172        6.570%
    01/01/2015                            $           326,185        6.730%

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by all stock and deposit accounts in the FHLB, mortgage collateral, securities collateral, and other collateral.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  June 30, 2001


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

On June 30, 2000, the Company completed the acquisition of Gilmer Financial Services, Inc. and its wholly owned subsidiary, Gilmer Savings Bank, F.S.B. ("Gilmer"). The Company acquired 100% of the outstanding stock of Gilmer, the transaction was accounted for as a purchase transaction. The assets and liabilities of Gilmer were recorded at their fair market values as of June 30, 2000. The difference in the net fair value of Gilmer's assets and liabilities and the purchase price of approximately $5.4 million was recorded as goodwill. The statement of financial condition, the statement of changes in stockholder's equity and the statement of cash flows reflect the acquisition of Gilmer. The statement of income for the three months and nine months ended June 30, 2000 reflect only activity for the Company prior to the acquisition of Gilmer.

FINANCIAL CONDITION

Total assets were $203.1 million at June 30, 2001, a $2.9 million increase from the $200.2 million reported at September 30, 2000, the Company's most recent fiscal year end. The increase in total assets was the result of a $24.8 million increase in mortgage-backed securities held-to-maturity, a $6.3 million increase in loans receivable, and a $2.8 million increase in interest-earning deposits with banks. The increases were partially offset by a $17.2 decline in investment securities held to maturity, a $11.8 million decline in mortgage-backed securities available-for-sale and a $1.2 million decrease in investment securities available-for-sale.

At June 30, 2001, loans-receivable totaled $108.4 million, and increase of $6.3 million compared to $102.1 million at September 30, 2000. The increase in loans-receivable was primarily the result of the Company's continued efforts to expand its origination of consumer, commercial, and commercial real estate loans. For the nine months ended June 30, 2001, the Company originated approximately $22 million of these types of loans.

The origination of consumer, commercial, and commercial real estate loans is primarily conducted through the Company's full service banking location in Gilmer, Texas and the S. Broadway office in Tyler, Texas. The predominant method for originating these loans is through direct contacts with existing or potential new customers. However, the Company has increased its origination of indirect automobile loans through a network of dealers in the Tyler and Gilmer markets. Prior to purchasing a loan contract from a dealer, the Company underwrites each indirect loan in the same manner as its direct loans. In addition, each dealer maintains a reserve account with the Company. At June 30, 2001, the Company had a total of approximately 220 indirect auto loans totaling $2.2 million.

As interest rates declined during 2001, the Company made the decision to begin selling all fixed rate and term mortgage loans into the secondary market. The Company has established a minimum mortgage rate of 7.00% in order to hold such loans in the portfolio. As mortgage rates fell below this level, the Company elected to sell loans into the secondary market. In addition and in an attempt to remain competitive in the market, the Company began offering its customers the option of having their loan serviced locally by the Association or to have the loan and the corresponding servicing sold to an investor. Loans originated where the servicing will be retained by the Company are sold to FNMA. Loans originated where the servicing and the loan is sold to a private investor are priced at a lower interest rate, designed to compete with mortgage brokers in the Company's markets.

Investment securities available-for-sale decreased by $1.2 million from $7.9 million at September 30, 2000 to $6.7 million at June 30, 2001. The decrease was the result of the Company's decision to sell securities acquired in the Gilmer merger and to reinvest in securities that better fit the Company's investment strategy. This portfolio consists of corporate debt securities and municipal bonds. All of the corporate debt securities have fixed rates and terms and are non-callable. The Company's investment policy allows for the purchase of investment-grade corporate bonds. All corporate debt securities have a final maturity of four years or less. The municipal bonds, which comprise only $535,000 of the portfolio, are primarily bonds issued by Upshur County, where the Company's Gilmer office is located.

Investment securities held-to-maturity was reported as $8.8 million at June 30, 2001, a decline of $17.2 million from the $26.0 million reported at September 30, 2000. The decrease was the result of bonds that matured or were called by the issuer during the period. The callable bonds consisted of debt issued by governmental agencies such as Federal National Mortgage Corporation, or the Federal Home Loan Bank System. The Company received a higher coupon rate for the call feature of the bonds. The Company anticipated these bonds to be called as interest rates declined in 2001. The remaining portfolio consists primarily of corporate debt securities with fixed rates and terms and are non-callable.

Mortgage-backed securities available-for-sale totaled $32.2 million at June 30, 2001, a decrease of $11.8 million from the $44.0 million at September 30, 2000. The decrease was primarily the result of the Company's decision to sell securities acquired in the Gilmer merger to reinvest in securities that better fit the Company's investment strategy. In addition, principle payback on the bonds accounted for a portion of the decrease and the Company elected to place new mortgage security purchases in a held-to-maturity classification.

Mortgage-backed securities held-to-maturity portfolio totaled $29.1 million at June 30, 2001, an increase of $24.8 million from the $4.3 million reported at September 30, 2000. The increase was primarily due to the Company's decision to reinvest funds in this portfolio from its investment securities held-to-maturity and mortgage-backed securities available-for-sale portfolio.

Total deposits were $112.2 million at June 30, 2001, a $10.6 million increase from the $101.6 million reported at September 30, 2000. The increase was primarily the result of additional certificates of deposit as the Company elected to pay more competitive interest rates on such deposits during the period.

The Company reported $70.4 million in borrowed funds at June 30, 2001, a decrease of $8.6 million from the $79.0 million reported at September 30, 2000. The decrease was primarily due to the Company's decision to repay short-term advances from excess cash flow. The advances are primarily used to fund investments in mortgage-backed securities, which are purchased by the Company when the Company is unable to originate mortgage loans and place such loans into the portfolio. In addition, the Company utilizes advances to fund commercial real estate loans. The Company is able to structure the advances to match the terms of the loans. Also, the Company utilizes short-term advances to provide needed liquidity.

Stockholder's equity totaled $17.4 million at June 30, 2001, an increase of $1.2 million from the $16.2 million reported at September 30, 2000. The increase was primarily attributable to a net increase in accumulated other comprehensive income of approximately $933,000, during the period. The increase was due to increases in values of the Company's available-for-sale securities, as interest rates declined during 2001. Stockholder's equity also increased due to the $479,000 of net income reported for the nine month period. Both of these increases were offset by the payment of $174,000 in cash dividends during the period.


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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

General. Net income for the three months ended June 30, 2001 was $138,000 or $.12 per share, an increase of $51,000 from the $87,000, or $.08 per share, reported for the three months ended June 30, 2000. The increase in net income was attributable to a $226,000 increase in net interest income after provision for loan losses and a $108,000 increase in non-interest income, which were partially offset by a $221,000 increase in non-interest expense and a $63,000 increase in income tax expense.

Net Interest Income. For the quarter ended June 30, 2001, net interest income before provision for loan losses totaled $1.1 million, an increase of $240,000 over the $838,000 reported for the quarter ended June 30, 2000. On an annualized basis, the $1.1 million in net interest income for the current quarter was approximately 2.27% of average interest-earning assets and 2.12% of average total assets. For the quarter ended June 30, 2000, the $838,000 in net interest income before provisions for loan losses was approximately 2.16% of average interest-earning assets and 2.09% of average total assets. Average interest-earning assets were approximately $189.7 million for the quarter ended June 30, 2001, compared to $155.6 million for the quarter ended June 30, 2000.

Total interest income was $3.4 million for the quarter ended June 30, 2001, an increase of $621,000 over the $2.8 million reported for the quarter ended June 30, 2000. The increase was primarily due to an increase in interest earning assets, primarily as a result of the additional interest-earning assets acquired in the Gilmer merger. To a lesser extent, additional interest-earning assets acquired by the Company during the 12 months ended June 30, 2001 accounted for the increase in total interest income. On an annualized basis, the $3.4 million in total interest income was approximately 7.24% of average interest-earning assets. The $2.8 million in total interest income for the quarter ended June 30, 2000 was approximately 7.20% of average interest-earning assets. The increase in the average yield on interest-earning assets was a direct result of the additional consumer, commercial, and commercial real estate loans made by the Company over the past year and the additional interest earning assets acquired in the Gilmer merger.

Interest income on loans-receivable was $2.2 million for the quarter ended June 30, 2001. On an annualized basis, the $2.2 million was approximately 8.09% on average loans-receivable balances outstanding for the quarter ended June 30, 2001, compared to approximately 7.48% for the quarter ended June 30, 2000. The increase in average yield on the loan portfolio was primarily the result of the increase in consumer, commercial and commercial real estate loan balances and the higher yields on such loans recorded over the past 12 months.

Interest income from mortgage-backed securities available-for-sale totaled $503,000 for the quarter ended June 30, 2001, compared to $640,000 for the quarter ended June 30, 2000. The decrease was due to the decline in the balance of the portfolio as the Company directed cash flow to other portfolio. In addition, declining interest rates in 2001 on the adjustable rate securities accounted for a portion of the decrease.

Interest income from the investment securities held-to-maturity portfolio was $176,000 for the quarter ended June 30, 2001, compared to $447,000 for the quarter ended June 30, 2000. The decrease in income from the portfolio was due to a decline in the balance in the portfolio from $28.0 million at June 30, 2000 to $8.8 million at June 30, 2001. At June 30, 2000, the portfolio was primarily comprised of debt issued by Government agencies such as FHLMC, FNMA and the Federal Home Loan Bank System. The debt had call options at the discretion of the issuer. As interest rates decreased in 2001, a significant portion of the portfolio was called by the issuer. The Company elected to redirect cash flow from the called bonds into its mortgage-backed securities held-to-maturity portfolio, its investment held-to-maturity portfolio, and its loans receivable portfolio. The result was a decline in the average balance on the portfolio and a decrease in income from the portfolio.

Interest income on mortgage-backed securities held-to-maturity totaled $389,000 for the quarter ended June 30, 2001, an increase of $300,000 from the $89,000 reported for the quarter ended June 30, 2000. The increase was due primarily to an increase in the balance in the portfolio from $4.7 million at June 30, 2000 to $29.1 million at June 30, 2001.

Interest paid to depositors totaled $1.5 million for the quarter ended June 30, 2001, and increase of $480,000 from the $1.0 million reported for the quarter ended June 30, 2000. The increase in interest expense on deposit accounts was primarily attributable to the increase in deposit balances acquired by the Company in the Gilmer merger. To a lesser extent, additional balances acquired by the Company during the year and increasing interest rates on certificate of deposit account renewals during the later half of 2000 contributed to the increase in interest expense.

Interest on FHLB advances was $842,000 for the quarter ended June 30, 2001, compared to $941,000 for the quarter ended June 30, 2000, primarily due to the decline in outstanding balance and, to a lesser extent, a decline in the average cost as interest rates declined on the adjustable portion of the borrowings.

Provision for Loan Losses. The Company made $18,000 in provision for loan losses for the quarter ended June 30, 2001, compared to $4,000 for the quarter ended June 30, 2000. The increase in provision for loan losses was the result of the Company's decision to establish additional reserves for losses in its checking with overdraft privilege program. In 2000, the Company instigated a program designed to attract additional checking accounts and to increase fee income from new and current checking accounts. The program allows approved checking account customers to overdraft their account up to $500. The Company agrees to not return the insufficient checks but charges the customer the usual insufficient check charge fee. The Company reviews overdraft checking account balances on a monthly basis to determine if additional reserves for potential losses in the program or any of its other checking accounts, is warranted.

Noninterest Income. Noninterest income totaled $186,000 for the quarter ended June 30, 2001 compared to $77,000 for the quarter ended June 30, 2000, a $109,000 increase. The increase was primarily the result of a $62,000 increase in other noninterest income. Additional fee income from the Company's free checking and checking with overdraft privilege programs introduced in 2000 and additional fee income from the transaction accounts acquired in the Gilmer merger accounted for a portion of the increase in other noninterest income for the current quarter. The increase was also the result of a $44,000 increase in gains on sales of interest-earning assets. During the quarter ended June 30, 2001, the Company elected to sell a portion of its available-for-sale mortgage-backed securities portfolio. The securities that were sold were primarily securities acquired in the Gilmer merger.

Noninterest Expense. Noninterest expense was $994,000 for the quarter ended June 30, 2001, an increase of $221,000 from the $773,000 for the quarter ended June 30, 2000.

Other operating expenses increased by $98,000, primarily due to a credit from a refund of prior Texas Franchise tax expense received in the quarter ended June 30, 2000. Compensation and benefits expenses increased by $68,000 for the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000, primarily as a result of the additional employees acquired in the Gilmer merger. Also, a $39,000 increase in amortization of the goodwill created in the Gilmer merger accounted for a portion of the increase in noninterest expenses for the quarter.

Provision for Income Taxes. The Company incurred federal income tax expense of $113,000 or 45.0% of pre-tax income for the quarter ended June 30, 2001, compared to $51,000 or 36.7% or pre-tax income for the quarter ended June 30, 2000. The increase in the effective tax rate was primarily due to the non-deductible nature of the amortization of the goodwill from the Gilmer merger.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

General. For the nine months ended June 30, 2001, the Company reported net income of $479,000 or $.43 per common share and $.43 per common share - assuming dilution, compared to $234,000 or $.21 per common share and $.20 per common share - assuming dilution for the nine months ended June 30, 2000. The increase in net income was due to a $536,000 increase in net interest income after provisions for loan losses and a $472,000 increase in noninterest income. The increases were partially offset by a $585,000 increase in noninterest expense and a $178,000 increase in income tax expense.

Net Interest Income. For the nine months ended June 30, 2001, net interest income before provisions for loan losses totaled $3.1 million, an increase of $573,000 from the $2.5 million reported for the nine months ended June 30, 2000. On an annualized basis, the $3.1 million in net interest income before provisions for loan losses for the nine month period was approximately 2.19% of average interest earning assets and 2.04% of average total assets. For the nine months ended June 30, 2000, the $2.5 million in net interest income before provisions for loan losses was, on an annualized basis, approximately 2.05% of average interest earning assets and 1.92% of average total assets. Average interest earning assets were approximately $187.9 million for the nine months ended June 30, 2001, compared to $166.2 million for the nine months ended June 30, 2000.

Total interest income was $10.7 million or 7.59%, on an annualized basis, of average interest earning assets for the nine months ended June 30, 2001, compared to $8.1 million or 6.51% of average interest earning assets for the nine months ended June 30, 2000. The increase in total interest income was primarily attributable to the increase in average outstanding balances of interest earning assets and, to a lesser extent, an increase in the yields on loans as the Company originated commercial and consumer loans or acquired such loans in the Gilmer transaction.

Interest income on loans receivable totaled $6.4 million for the nine months ended June 30, 2001 an increase from the $4.1 million reported for the nine months ended June 30, 2000. Loans receivable balances increased to $108.4 million at June 30, 2001 from $96.8 million at June 30, 2000. For the nine months ended June 30, 2001, the $6.4 million in interest income on loans receivable was, on an annualized basis, approximately 8.11% of average loans receivable, compared to 7.58% for the nine months ended June 30, 2000.

Interest income from mortgage-backed securities available-for sale totaled $2.0 million for the nine months ended June 30, 2001 compared to $1.9 million for the nine months ended June 30, 2000. The decrease was due to the decline in the balance of the portfolio and due to declining interest rates.

Interest income on investment securities held-to-maturity totaled $919,000 for the nine months ended June 30, 2001, compared to $1.4 million for the nine months ended June 30, 2000. The decrease in interest income on the portfolio was primarily the result of a decrease in the average balance outstanding as bonds in the portfolio matured or were called at the option of the issuer.

Interest income on mortgage-backed securities held-to-maturity was $763,000 for the nine months ended June 30, 2001, compared to $270,000 for the nine months ended June 30, 2000. The increase in interest income on the portfolio was primarily the result of an increase in the balance outstanding in the portfolio from $4.7 million at June 30, 2000 to $29.1 million at June 30, 2001. The Company redirected cash flow from its investment securities held-to-maturity portfolio into this portfolio.

Interest expense was $7.6 million for the nine months ended June 30, 2001, an increase of $2.0 million from the $5.6 million reported for the nine month period ended June 30, 2000. An increase in average interest costing liabilities, including advances from the FHLB, from $154.4 million for the nine months ended June 30, 2000 to $178.7 million for the nine months ended June 30, 2001, accounted for most of the increase in interest expense. The $7.6 million in interest expense reported for the nine month period ended June 30, 2001 was approximately 5.67% of average interest costing liabilities, compared to 5.26% for the same period in 2000.

Noninterest Income. Noninterest income was $666,000 for the nine months ended June 30, 2001, compared to $195,000 for the nine months ended June 30, 2000. The increase was attributable to a $220,000 increase in gains on sale of interest earning assets. The additional gains were due to the Company's decision to sell a portion of its bond portfolio acquired in the Gilmer merger. In addition, other noninterest income increased by $200,000 due to increases in fee income from the Company's consumer and commercial checking account products and commissions from the sale of credit insurance on the Company's consumer loans.

Noninterest Expense. Noninterest expense was reported as $2.9 million for the nine month period ended June 30, 2001, a $585,000 increase from the $2.3 million reported for the nine months ended June 30, 2000.

The increase in noninterest expense was primarily the result of a $136,000 increase in compensation and benefits and a $59,000 increase in occupancy and equipment as a result of the Gilmer merger. In addition, amortization of goodwill from the Gilmer merger accounted for $118,000 of the increase. Also, other noninterest expense increased by $278,000 primarily due to the franchise tax refund previously received in the quarter ended June 30, 2000, a $51,000 increase in data processing expenses due to the Gilmer merger and other noninterest expenses associated with the Gilmer acquisition.

Provision For Income Taxes. The Company incurred federal income tax expense of $319,000 or 40.0% of pre-tax income for the nine months ended June 30, 2001, compared to $141,000 or 37.7% of pre-tax income for the nine months ended June 30, 2000.

ASSET QUALITY

At June 30, 2001, the Company's non-performing assets totaled $1.1 million or
 .54% of total assets, compared to $1.0 million or .52% of total assets at September 30, 2000. At June 30, 2001, non-performing assets were comprised of non-accruing one- to four family loans, consumer and other loans delinquent more than 90 days and still accruing foreclosed one- to four family, and foreclosed consumer and other loans.

Non-performing loans at June 30, 2001 equaled $898,000 or .83% of loans receivable, compared to $1.0 million or 0.97% of loans receivable at September 30, 2000.

Classified assets totaled $3.4 million or 1.65% of total assets at June 30, 2001, compared to $3.0 million or 1.49% of total assets at September 30, 2000.

Classified assets and non-performing assets differ in that classified assets may include loans less than ninety (90) days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. At June 30, 2001, $2.9 million of classified assets were deemed to be substandard, $273,000 assets were classified as doubtful and $151,000 were classified as loss.

The Company's allowance for loan losses totaled $803,278 at June 30, 2001, compared to $1,057,374 September 30, 2000. The allowance for loan losses as a percentage of loans receivable equaled 0.74% at June 30, 2001 and 1.04% at September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits from customers, advances from the FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities, sales of loans and operations.

The Association uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At June 30, 2001, the Association had outstanding commitments to extend credit on approximately $6.7 million of loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $17.4 million at June 30, 2001, an increase of $1.2 million from the $16.2 million reported at September 30, 2000. The increase was primarily the result of a $933,000 increase in accumulated other comprehensive income as market values on the Company's available-for-sale securities increased in a declining rate environment. In addition, retained earnings increased by $304,000, which is the $479,000 in net income less the cash dividends paid during the nine months ended June 30, 2001.

As of June 30, 2001, the Company's reported book value per share, using total stockholders' equity of $17.4 million (net of the cost of unearned ESOP shares) and 1,162,320 outstanding shares of common stock (the total issued shares including unearned ESOP shares, less treasury shares), equaled $15.01 per share.

Subsequent to the quarter ended June 30, 2001, the Company announced its intention to pay a cash dividend of $.05 per share on August 21, 2001, to stockholders of record at August 7, 2001.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Congress imposed capital requirements for thrift institutions. At June 30, 2001, the Association's actual and required capital amounts under the requirements were as follows:

- Tier 1 Capital was $14.5 million or 7.23% of total assets, exceeding the minimum requirement of 4.0% by $6.5 million.

- Tier 1 Risk Based Capital was $14.5 million or 14.74% of total risk weighted assets, exceeding the minimum requirement of 4.0% by $10.6 million.

- Total Risk-Based Capital equaled $15.3 million of 15.55% of risk weighted assets, exceeding the minimum requirement of 8.0% of total risk weighted assets by $7.4 million.

At June 30, 2001, the Association was considered a "well capitalized" institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

                                  JUNE 30, 2001

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

     None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     The following exhibits are filed herewith:

         Exhibit 11.0 - Computation of Earnings Per Share

     (b) Reports on Form 8-K

         During the quarter ended June 30, 2001, the Company filed a report on Form 8-K on April 24, 2001 to report the issuance of a press release dated May 23, 2001, announcing the Company's intention to pay, on May 9, 2001, a cash dividend of $.05 per share for the quarter ended March 31, 2001, to stockholders of record on May 9, 2001.

                                   SIGNATURES
                                   ----------


Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   East Texas Financial Services, Inc.


Date:  August 10, 2001             /s/ Gerald W. Free
                                   --------------------------------------------
                                   Vice Chairman, President and CEO
                                   (Principal Executive Officer)


Date:  August 10, 2001             /s/  Derrell W. Chapman
                                   --------------------------------------------
                                   Vice President/COO/CFO
                                   (Principal Financial and Accounting Officer)