Form 10KSB
period 2001-09-30
EAST TEXAS FINANCIAL SERVICES INC
filed 2001-12-31
CIK 929646

1



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 2001

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from __________ to __________

                         Commission file number: 0-24848

                       EAST TEXAS FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

               Delaware                                        75-2559089
-----------------------------                              --------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
               or organization)                             Identification No.)

1200 South Beckham Avenue, Tyler, Texas                             75701
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (903) 593-1767
                                                           --------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
                                      ----

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

               Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

    State the issuer's revenues for its most recent fiscal year: $15,046,071.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and ask prices of such stock on the OTC Electronic Bulletin Board as of December 5, 2001 was $5.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

               As of December 5, 2001, there were issued and outstanding 1,162,320 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended September 30, 2001.

Part III of Form 10-KSB - Portions of Proxy Statement for 2002 Annual Meeting of Stockholders. Transitional Small Business Disclosure Format: YES [ ]. NO [ X ].

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

               On June 30, 2000, the Company completed the acquisition of Gilmer Financial Services, Inc. ("Gilmer") and Gilmer's wholly owned subsidiary, Gilmer Savings Bank, F.S.B. Gilmer was merged into and is operated as a division of First Federal. Gilmer, with one location in Gilmer, Texas, had approximately $35.6 million in total assets, $22.3 million in loans, and $22.9 million in deposits at the time of the acquisition. Gilmer offers a full line of consumer and commercial banking products as well as mortgage lending.

               The Company serves its primary market area, East Texas, with a concentration in Smith and Upshur Counties, through its main office, a full service branch location and loan production office, which are located in Tyler, Texas, a loan production office located in Lindale, Texas, a full service branch office located in Gilmer, Texas and a full service branch located in Whitehouse, Texas. At September 30, 2001, the Company had total assets of $211.8 million, deposits of $115.6 million, borrowings from the FHLB of Dallas of $74.5 million, and stockholders' equity of $17.9 million.

               The principal business of the Company consists of attracting retail deposits from the general public and investing those funds in one- to four-family residential mortgage loans, commercial real estate, one- to four-family construction, multi-family, commercial and consumer loans. The Company also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. At September 30, 2001, substantially all of the Company's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Texas, with most of them located in the Company's primary market area. See "--Originations, Purchases and Sales of Loans."

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

               The Company utilizes its borrowing privileges as a member of the FHLB of Dallas. The Company borrows funds from the FHLB of Dallas to fund long term loans, to invest in mortgage-backed securities, and for short term liquidity. See "Mortgage-Backed Securities, Sources of Funds, and Borrowings."

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

Lending Activities

               General. The Company originates fixed-rate and adjustable-rate one- to four- family mortgage loans. In response to consumer demand, the Company generally originates fixed-rate residential loans. The Company underwrites the majority of its fixed-rate residential mortgage loans using secondary market guidelines allowing them to be saleable to Fannie Mae and other investors, without recourse. Loans may be sold with servicing being retained or servicing sold. See "--Loan Portfolio Composition" and "--One- to Four-Family Residential Mortgage Lending."

               Historically, the Company's predominate lending activity has been the origination of loans secured by first mortgages on owner-occupied one- to four-family residences. However, with the introduction of consumer and commercial lending in 1999 and the acquisition of Gilmer in 2000, the origination of these loans, combined with commercial real estate and home equity loans, has increased to the point of surpassing originations of one- to four-family residential loans. At September 30, 2001, the Company's net loans held in portfolio totaled $115.8 million, which constituted 54.7% of the Company's total assets. At that date, the Company had no loans held for sale.

               The Loan Committee is comprised of President Gerald W. Free (Chairman), Senior Vice President-Lending Joe C. Hobson, Chief Financial Officer Derrell W. Chapman, and Sr. Vice President-Commercial Lending Stephen W. Horlander. The committee has the primary responsibility for the supervision of the Company's loan portfolio with an overview by the full Board of Directors. Loans may be approved by the committee, depending on the size of the loan, with all loans subject to ratification by the full Board of Directors. Any single loan or accumulation of loans to a single borrower of $1,500,000 or more must be approved by the full Board of Directors. Foreclosure actions or the taking of deeds-in-lieu of foreclosure are subject to oversight by the Board of Directors.

               The aggregate amount of loans that the Company is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Company could have invested in any one real estate project, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation--Federal Regulation of Savings Associations." At September 30, 2001, the maximum amount that the Company could have lent to any one borrower and the borrower's related entities was approximately $2.6 million. At September 30, 2001, the Company had no loans or lending relationships with an outstanding balance in excess of this amount. The largest amount outstanding to any one borrower, or group of related borrowers, was approximately $2.2 million at September 30, 2001. It was secured by a first lien on a commercial real estate property operating as a retail shopping center in Tyler. The second largest lending relationship at September 30, 2001 was for $1.2 million to a manufacturing firm in Tyler, Texas. It was secured by a first lien on a commercial real estate property, equipment, inventory, receivables, and two automobiles in Tyler, Texas. At September 30, 2001, the next seven largest lending relationships totaled $840,000, $820,000, $794,000, $737,000,
$683,00, $651,000, and $565,000. The $840,000 loan was secured by a first lien on several duplex rental properties in the Tyler area. Th $820,000 relationship was secured by first liens on five single-family residences under construction in the Tyler area. The $794,000 relationship was secured by an apartment complex located in Big Sandy, Texas, commercial equipment for a manufacturing firm in Winnsboro, Texas, shares of First National Bank of Winnsboro stock, and an automobile. The $737,000 relationship was secured by a first lien on a commercial building, several rental properties, and a residence in the Tyler market. The $683,000 loan was secured by a fully developed residential subdivision in Tyler. The $651,000 relationship was secured by a first lien on a commercial real estate property being operated as a restaurant in Tyler, a first lien on a residence in Tyler, two automobiles, and equipment. The $565,000 loan was secured by accounts receivable with an insurance company located in Tyler. The Company had no other lending relationships in excess of $500,000 at September 30, 2001. All of the loans mentioned above were performing as agreed at September 30, 2001.

               Loan Portfolio Composition. The following information sets forth the composition of the Company's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts, allowances for losses and loans held for sale) as of the dates indicated.

                                                          September 30,
                               ------------------------------------------------------------------

                                        2001                  2000                 1999
                                 Amount     Percent     Amount     Percent    Amount    Percent
                               ------------------------------------------------------------------
                                                      (Dollars in Thousands)
Real estate loans:

   One- to four- family         $ 67,169     55.60%   $ 72,414      68.51%   $ 55,902     78.33%
   Other residential property      1,635      1.35         960       0.91         460      0.64
   Home equity and improvement     8,316      6.89       7,032       6.65       3,763      5.27
   Nonresidential                 11,153      9.23       9,580       9.06       2,184      3.06
   Construction loans              5,651      4.68       2,860       2.71       3,988      5.59
                                --------    ------    --------     ------    --------      ----
     Total real estate loans      93,924     77.75      92,846      87.84      66,297     92.89
                                --------    ------    --------     ------    --------      ----

Other loans:
   Consumer loans                 20,772     17.19       7,575       7.16       1,436      2.01
   Commercial loans                6,111      5.06       5,284       5.00       3,636      5.10
                                --------    ------    --------     ------    --------      ----
     Total other loans            26,883     22.25      12,859      12.16       5,072      7.11
                                --------    ------    --------     ------    --------      ----

   Total loans                  $120,807    100.00%    105,705     100.00%     71,369     100.00%
                                --------    ======    --------     ======    --------     ======

Less:
   Loans in process                4,165                 2,539                  3,818
   Deferred fees and discounts        26                    37                     31
   Allowance for loan losses         769                 1,057                    270
                                --------              --------                 ------

    Total loans receivable, net  115,847               102,072                 67,250
                                ========              ========                 ======

               The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.


                                                                          September 30,
                                                ------------------------------------------------------------------
                                                       2001                     2000                 1999
                                                   Amount     Percent     Amount     Percent    Amount    Percent
                                                ------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Fixed-Rate Loans
Real estate loans:
   One- to four-family residences                 $ 46,760     38.71%    $  58,441     55.29%    48,134      67.44%
   Other residential                                     0      0.00           960      0.91        460       0.64
   Home Equity/Improvement                           7,526      6.23         7,032      6.65      3,763       5.27
   Nonresidential                                   10,548      8.73         7,216      6.83      1,715       2.40
   Construction loans                                5,651      4.68         2,860      2.71      3,988       5.59
                                                  --------    ------      --------    ------    -------      -----
      Total fixed-rate real estate loans            70,485     58.35        76,509     72.39     58,060      81.35
                                                  --------    ------      --------    ------    -------      -----

 Other Loans:
   Consumer loans                                   20,730     17.16         7,575      7.16      1,436       2.01
   Commercial loans                                  4,893      4.05         5,284      5.00      3,636       5.10
                                                  --------    ------      --------    ------    -------      -----
      Total other fixed-rate loans                  25,623     21.21        12,859     12.16      5,072       7.11
                                                  --------    ------      --------    ------    -------      -----

   Total fixed-rate loans                           96,108     79.56        89,368     84.54     63,132      88.46
                                                  --------    ------      --------    ------    -------      -----

Adjustable-Rate Loans
Real estate loans:
   One- to four-family residences                   20,410     16.90        13,973     13.22      7,768      10.89
   Other residential                                 1,635      1.35             0      0.00          0       0.00
   Nonresidential                                      605      0.50         2,364      2.24        469       0.66
   Home Equity/Improvement                             790      0.65             0      0.00          0       0.00
                                                  --------    ------      --------    ------    -------      -----
     Total adjustable-rate real estate loans        23,440     19.40        16,337     15.46      8,237      11.54
                                                  --------    ------      --------    ------    -------      -----

Other Loans:
   Consumer loans                                       41      0.03             0      0.00          0       0.00
   Commercial loans                                  1,218      1.01             0      0.00          0       0.00
                                                  --------    ------      --------    ------    -------      -----
   Total other adjustable-rate real estate loans     1,259      1.04             0      0.00          0       0.00
                                                  --------    ------      --------    ------    -------      -----

   Total adjustable-rate real estate loans          24,699     20.44        16,337     15.46       8,237     11.54
                                                  --------    ------      --------    ------     -------     -----

        Total loans                                120,807    100.00%      105,705    100.00%     71,369    100.00%
                                                  --------    ======      --------    ======     -------    ======

Less:
   Loans in process                                  4,165                   2,539                3,818
   Deferred fees and discounts                          26                      37                   31
   Allowance for loan losses                           769                   1,057                  270
                                                  --------                 -------               ------

     Total loans receivable, net                  $115,847                $102,072              $67,250
                                                  ========                 =======              =======

               The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at September 30, 2001. Mortgages, which have adjustable or renegotiable interest rates, are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                     -------------------------------------------------------------------------
                                                    Real Estate
                     -------------------------------------------------------------------------
                     1-4 Family, Home
                        equity and                                              Construction     Consumer and
                        improvement      Other Residential   Nonresidential         (Net)      Commercial Loans     Total Loans
                     ------------------  ----------------- ------------------ ---------------- ----------------- -----------------
   Due During
    Periods                  Weighted            Weighted           Weighted          Weighted         Weighted           Weighted
    Ending                    Average             Average            Average           Average          Average           Average
 September 30,        Amount   Rate        Amount  Rate      Amount   Rate      Amount  Rate    Amount   Rate      Amount   Rate
---------------------------------------  ----------------  ------------------ ---------------- ----------------- -----------------
                                                          (Dollars in Thousands)
       2002          $ 5,303    7.76%    $ 1,501   8.29%   $  1,757   7.23%    $ 2,671  7.37%   $ 7,790    8.78%  $ 19,022    8.12%
       2003            4,737    7.20                            830   7.89                        1,413   11.02      6,980    8.06
       2004              410    7.81                              0   0.00                        2,585   10.24      2,995    9.91
       2005            3,893    8.01                            538   8.47                        3,488    9.77      7,919    8.82
       2006            5,403    7.57          54   7.75         169   8.11                        5,652    8.82     11,278    8.20
       2007            1,063    7.92          80   7.75         100   7.87                        3,939    9.54      5,182    9.15
   2008 to 2011       14,838    8.20                            818   8.05                          459    8.27     16,115    8.20
   2012 to 2021       36,818    7.46                          6,941   7.87                          372    8.14     44,131    7.53
     2022 and
     following         3,020    8.46                                                                                 3,020    8.46%
                     -------             -------           --------            -------          -------          --------

Total                $75,485             $ 1,635           $ 11,153             $2,671          $25,698            116,642
                     =======              =======           =======             ======          =======

                                                                                     Less:
                                                                                      Deferred Fees and discounts       26
                                                                                        Allowance for loan loses       769
                                                                                                                   -------

                                                                                     Total loans receivable, net   115,847
                                                                                                                   =======


               The total amount of loans due after September 30, 2002 which have predetermined interest rates is $78.2 million while the total amount of loans due after such date which have floating or adjustable interest rates is $18.6 million.

               One- to Four-Family Residential Mortgage Lending. The Company primarily originates conventional loans for the acquisition of owner-occupied, one- to four-family residences. At September 30, 2001, the Company's one- to four-family residential mortgage loans totaled $67.2 million, or 55.6% of the Company's gross loan portfolio. The Company originates these loans primarily from referrals from real estate agents, existing customers, walk-in customers, builders and from responses to the Company's marketing campaign, directed primarily to individuals in its market area.

               The Company currently originates fixed-rate and adjustable rate mortgage ("ARM") loans. During the year ended September 30, 2001, the Company originated $21.8 million and $2.3 million of fixed-rate mortgage and ARM loans, respectively, which were secured by one- to four-family residences. During the same period, the Company sold $6.6 million of fixed-rate real estate loans which were secured by one- to four-family residences.

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

               The Company currently offers ARMs with one, three and five year initial terms and adjustments occurring annually thereafter, as well as loans that adjust once after five or seven years. All of the annually adjusting ARM loans currently adjust at a margin over the yield on the one-year Constant Maturity Treasury Securities Rate. Initial rates on the three and five year ARMs and adjusted rates on the five and seven-year ARM products are currently based upon the rate of a United States Treasury Note with a comparable term. ARM loans offered by the Company generally provided for up to a 200 basis point annual cap and a lifetime cap of 500 or 600 basis points greater than the initial rate. ARM loans may not adjust below the initial rate. As a consequence of using caps, the interest rates on the ARMs may not be as rate sensitive as the Company's cost of funds. Borrowers of adjustable rate loans are qualified at the fully indexed rate of interest. The Company has not experienced difficulty with the payment history for these loans.

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

               Commercial Real Estate and Multi-Family Residential Lending. The Company engages in multi-family and commercial real estate lending, including permanent loans secured primarily by apartment buildings, office buildings, and retail establishments in the Company's primary market area. At September 30, 2001, the Company had $11.2 million and $1.6 million, respectively, of commercial real estate and multi-family loans, which represented 9.2% and 1.4%, respectively, of the Company's gross loan portfolio.

               Generally, commercial and multi-family real estate loans originated by the Company are fixed-rate loans with terms less than 180 months. To a lesser extent, the Company originates adjustable-rate loans, with annual adjustments based upon either the one year Constant Maturity Treasury Securities Rate or the Chase Manhattan Prime Rate, subject to limitations on the maximum annual and total interest rate increase or decrease over the life of the loan. Commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. The Company analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the net income generated by the property securing the loan and the value of the property itself. The Company requires personal guaranties from the borrowers in addition to the security property as collateral for such loans and personal financial statements on an annual basis. Appraisals on properties securing commercial and multi-family real estate loans originated by the Company are generally performed by independent fee appraisers approved by the Board of Directors.

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

               Construction Lending. The Company engages in residential construction lending, with $5.7 million, or 4.7% of its gross loan portfolio in construction loans as of September 30, 2001. The Company offers loans to owner-occupants and builders for the construction of one- to four-family residences. Currently, such loans are offered with terms to maturity of up to nine months and in amounts generally up to 80% of the appraised value of the security property.

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

               Construction lending generally affords the Company an opportunity to receive interest at rates higher than those obtainable from residential lending. Nevertheless, construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending since the risk of loss on construction loans is dependent largely, upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. In addition, to the extent the borrower is unable to obtain a permanent loan on the underlying property, the Company may be required to modify or extend the terms of the loan. In an effort to reduce these risks, the application process includes a submission to the Company of accurate plans, specifications, and costs of the project to be constructed. These items are also used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

               Construction loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

               Consumer Loans. The Company offers home equity, home improvement, and consumer loans to individuals. Substantially all of the Company's consumer loans are originated in its primary market area. At September 30, 2001, the consumer loan portfolio totaled $20.8 million, or 17.2% of the total gross loan portfolio. Home equity and improvement loans accounted for $8.3 million or 6.9% of the total loans.

               The Company currently offers home equity loans for up to 80% of the borrower's equity in the property, the maximum allowed by Texas law. Loan terms of up to 15 years are offered at interest rates that are fixed for the term of the loan.

               The Company primarily originates its consumer loans on a direct basis; however, it accepts indirect automobile and farm equipment loans from several dealers in its market area. The indirect loans are approved by the Company prior to acceptance and are underwritten using the same criteria as its direct loans.

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

               Commercial Business Loans. At September 30, 2001, the Company had $6.1 million in commercial loans outstanding, or 5.1% of the Company's total loan portfolio. The Company's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance inventory and equipment. Generally, the Company's commercial business lending has been limited to borrowers headquartered, or doing business, in the Company's market area.

               The Company expects to continue to promote its consumer and commercial business lending activity during the next fiscal year. Management believes that a sufficient demand for small to medium size commercial business loans exists in its markets to warrant expanding its efforts in commercial lending.

               Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business itself.

Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities

               Real estate loans are generally originated by the Company's staff of salaried loan officers. Loan applications are taken and processed at its main office and its loan production offices.

               In fiscal 2001, the Company originated $50.3 million of loans, compared to $39.1 million and $30.5 million in fiscal 2000 and 1999, respectively. In fiscal 2001, $44.0 million of loans and mortgage-backed securities were repaid, compared to $27.4 million and $25.1 million in fiscal 2000 and 1999, respectively.

               In fiscal 2001, the Company originated approximately $2.3 million in adjustable rate loans, compared to $10.7 in fiscal 2000.

               The Company currently sells its fixed-rate one- to four-family residential mortgage loans with maturities of greater than 15 years, without recourse, to FNMA, or other investors. Sales of whole loans generally are beneficial to the Company since these sales may generate income at the time of sale, produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Company sold whole loans in aggregate amounts of $6.6 million, $2.9 million and $10.2 million during the years ended September 30, 2001, 2000, and 1999, respectively. The Company sells loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale should not adversely affect the Company's income at the time of sale.

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

               When loans are sold, the Company may retain the servicing for the loans. The Company receives a fee for performing these services. The Company serviced mortgage loans for others amounting to $46.3 million, $51.4 million, and $43.8 million at September 30, 2001, 2000, and 1999, respectively.

               From time to time, the Company has purchased whole loans or loan participations consistent with its loan origination underwriting standards. The Company has not recently purchased loans because there has been sufficient product available for origination, but will consider favorable purchase opportunities as they arise.

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

               The following table shows the loan and mortgage-backed and related securities originations, purchase, sale, and repayment activities of the Company for the periods indicated.

                                                              Year Ended September 30,
                                                       --------------------------------------
                                                         2001           2000           1999
                                                       --------       --------       --------
                                                               (Dollars in Thousands)
Originations by type:
   Adjustable rate:
     Real estate - one- to four-family                  $  2,330       $  7,500       $    130
                 - other residential                           0              0              0
                 - commercial                                  0          2,290            221
     Non-real estate - consumer                                0              0              0
                 - commercial business                         0            925            560
                                                        --------       --------       --------
       Total adjustable-rate                               2,330         10,715            911
                                                        --------       --------       --------
   Fixed rate:
     Real estate - one- to four-family                    21,787         18,544         27,086
                 - other residential                           0             63            160
                 - commercial                                681          3,285          1,205
     Non-real estate - consumer                           25,232          5,699            583
                 - commercial business                       289            753            549
                                                        --------       --------       --------
       Total fixed-rate                                   47,989         28,344         29,583
                                                        --------       --------       --------
       Total loans originated                             50,319         39,059         30,494
                                                        --------       --------       --------

Purchases:
   Real estate - one- to four-family                           0              0              0
                 - other residential                           0              0              0
                 - commercial                                  0              0              0
   Non-real estate - consumer                                  0              0              0
                 - commercial business                         0              0              0
    Loans acquired through merger                              0         21,806              0
                                                        --------       --------       --------
       Total loans purchased                                   0         21,806              0
    Mortgage-backed and related acquired
       through merger                                          0          8,993              0
   REMICs and CMOs                                        38,910          6,909         26,076
                                                        --------       --------       --------
             Total purchases                              38,910         37,708         26,076
                                                        --------       --------       --------

Sales and Repayments:
   Real estate - one- to four-family                       6,570          2,949         10,237
                 - multi-family                                0              0              0
                 - commercial                                  0              0              0
   Non-real estate - consumer                                  0              0              0
                 - commercial business                         0              0              0
                                                        --------       --------       --------
       Total loans sold                                    6,570          2,949         10,237
   Mortgage-backed securities                              8,923              0              0
                                                        --------       --------       --------
        Total sales                                       15,493          2,949         10,237
   Principal repayments - Loans                           27,492         22,109         14,096
   Principal repayments - mortgage-backed
        Securities                                        16,483          5,334         11,009
                                                        --------       --------       --------
             Total reductions                             59,468         30,392         35,342
                                                        --------       --------       --------
   Increase (decrease) in other items, net                  (988)        (1,962)          (147)
                                                        --------       --------       --------
       Net increase (decrease)                          $ 28,773       $ 44,413       $ 21,081
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

               The following table sets forth the Company's loan delinquencies by number, amount, and percentage of loan category at September 30, 2001.

                                                                       Loans Delinquent for:
                                ---------------------------------------------------------------------------------------------------
                                          60 - 89 Days                    90 Days and Over                Total Loans Delinquent
                                                                                                             60 Days or More
                                ---------------------------------   ----------------------------    -------------------------------
                                                        Percent                         Percent                            Percent
                                                        of Loan                         of Loan                            Of Loan
                                 Number     Amount      Category    Number    Amount    Category     Number    Amount      Category
                                ---------------------------------   ----------------------------    -------------------------------
                                                                     (Dollars in Thousands)
Real Estate:
  One- to four-family              14      $  851         1.27%       26      $  956      1.42%       40      $1,807         2.69%
  Home equity and improvement       6         123         1.48         9         189      2.27        15         312         3.75
  Non-residential                   1          13         0.12         0           0      0.00         1          13         0.12
  Construction loans                0           0         0.00         0           0      0.00         0           0         0.00

  Consumer and commercial loans    11         132         0.49        15         171      0.64        26         303         1.13
                                -----      ------         ----       ---      ------      ----      ----      ------         ----

       Total                       32      $1,119         0.99%       50      $1,316      1.16%       82      $2,435         2.14 %
                                =====      ======         ====       ===      ======      ====      ====      ======         ====

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

                                                            September 30,
                                                   2001         2000         1999
                                                  ------       ------       ------
                                                       (Dollars in Thousands)
 Non-accruing loans:
   One- to four-family                            $1,145       $  712       $  768
   Consumer and other loans                          171            0            0
                                                  ------       ------       ------
       Total                                       1,316          712          768
                                                  ------       ------       ------

Accruing loans delinquent more than 90 days:
   One- to four-family                                 0            0            0
     Consumer and other loans                          0          246            0
                                                  ------       ------       ------
       Total                                           0          246            0
                                                  ------       ------       ------

Foreclosed assets:
   One- to four-family                               197           43            0
   Consumer and other loans                           62           43            0
                                                  ------       ------       ------
       Total                                         259           86            0
                                                  ------       ------       ------

Total non-performing assets                       $1,575       $1,044       $  768
                                                  ======       ======       ======

Total as a percentage of total assets               0.74%        0.52%        0.50%
                                                  ======       ======       ======


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

               Classified assets totaled $2.7 million, $2.9 million, and $1.1 million for the periods ending September 30, 2001, 2000, and 1999, respectively. Classified assets and non-performing assets differ in that classified assets may include loans less than 90 days delinquent. Also, assets guaranteed by governmental agencies such as the Veterans Administration or the Federal Housing Administration are not included in classified assets but are included in non-performing assets.

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

               In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 2001, the Company had classified $2.4 million assets as substandard, $274,000 as doubtful, and $142,000 as loss and for which specific reserves have been established.

               Other Assets of Concern. As of September 30, 2001, there were no other assets classified by the Company because of known information about the possible credit problems of the borrowers or the cash flows of the security property that caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which could result in the future inclusion of such item in the non-performing asset categories.

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

               Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property, and collateral reviews and thus cannot be predicted in advance. At September 30, 2001, the Company had a total allowance for loan losses of $769,000, which equaled 48.8% of nonperforming loans, .66% of total loans and .36% of total assets. See Note 1 of the Notes to Consolidated Financial Statements.

               The following table sets forth an analysis of the Company's allowance for loan losses.

                                                          Year Ended September 30,
                                                    -----------------------------------
                                                      2001         2000           1999
                                                    -------       -------       -------
                                                           (Dollars in Thousands)
Balance at beginning of period                      $ 1,057       $   270       $   233
                                                    -------       -------       -------

Charge-offs:
   One- to four-family                                 (138)           (1)           (2)
   Consumer and other loans                            (270)          (39)            0
                                                    -------       -------       -------
       Total charge-offs                               (408)          (40)           (2)
                                                    -------       -------       -------

Recoveries:
   One- to four-family                                   30            10             0
   Consumer and other loans                              20             0            39
                                                    -------       -------       -------
       Total recoveries                                  50            10            39
                                                    -------       -------       -------


Net (charge-offs)/recoveries                           (358)          (30)           37

Additions charged to income                              70            28             0

Allowance acquired                                        0           789             0
                                                    -------       -------       -------

Balance at end of period                            $   769       $ 1,057       $   270
                                                    =======       =======       =======

Ratio of (net charge-offs) during the period to
   Average loans outstanding during the period      (0.33)%       (0.04)%         0.06%
                                                    =======       =======       =======

Ratio of (net charge-offs) during the period to
   Average non-performing assets                    (27.35)%      (3.31)%         7.43%
                                                    =======       =======       =======


               The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                       September 30,
                                      2001                                  2000                                1999
                      ------------------------------------------------------------------------------------------------------------
                                                  Percent                              Percent                            Percent
                                                  Of Loans                             Of Loans                           Of Loans
                                      Loan        In Each                   Loan       In Each                  Loan      In Each
                       Amount of     Amounts      Category   Amount of     Amounts     Category  Amount of     Amounts    Category
                       Loan Loss       by         To Total   Loan Loss       by        To Total  Loan Loss       by       To Total
                       Allowance    Category       Loans     Allowance    Category      Loans    Allowance    Category     Loans
                      ------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
One- to four-family   $    128      $ 67,169      55.60%    $     97      $ 72,414      68.51%    $   56      $ 55,902      78.33%
Other residential            0         1,635       1.35            0           960       0.91          0           460       0.64
Home equity and
     Improvement             9         8,316       6.89            0         7,032       6.65          7         3,763       5.27
Non-residential              5        11,153       9.23           25         9,580       9.06          0         2,184       3.06
Construction                 6         5,651       4.68           84         2,860       2.71          0         3,988       5.59
Commercial and
     Consumer              325        26,883      22.25          381        12,851      12.16          0         5,072       7.11
Unallocated                296             0       0.00          470             0       0.00        207             0       0.00
                      --------      --------      -----      -------      --------      -----     ------      --------       ----
   Total              $    769      $120,807     100.00%    $  1,057      $105,697     100.00%   $   270      $ 71,369     100.00%
                      ========      ========      =====     ========      ========     ======     ======      ========     ======

Investment Activities

               Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

               At September 30, 2001, the Company had two investment portfolios, one consisting primarily of mortgage-backed securities and the other consisting principally of fixed rate debentures. Both portfolios consisted primarily of U.S. Government or U.S. Government Agency obligations and to a lesser extent, corporate debt securities. These investments were made in order to generate income and, because these securities generally carry a low risk weighting for OTS risk-based capital purposes, to satisfy OTS liquid-asset requirements. See "Regulation - Capital Requirements" and "--Liquidity."

               At September 30, 2001, the Company's investment securities portfolio, including FHLB stock and other interest-earning assets, totaled $22.4 million or 10.6% of total assets. Approximately $1.5 million of the portfolio was in U.S. Government Agency obligations, $12.3 million was in corporate debt securities with investment grade ratings of BBB+ or higher and $530,000 was in municipal bonds, all of which were fixed rate and term securities. The remainder of the portfolio was in FHLB stock, time deposits with banks and overnight deposits with banks. Mortgage-backed securities totaled $63.2 million or 29.9% of total assets. For information regarding the amortized cost, market values and accounting classification of the Company's investment securities portfolio, see
Note 3 of the Notes to Consolidated Financial Statements. For information regarding the amortized cost, market values and accounting classification of the Company's mortgage-backed securities portfolio, see Note 4 of the Notes to Consolidated Financial Statements.

               Mortgage-Backed Securities. The Company purchases mortgage-backed and related securities to complement its mortgage lending activities. The Company makes significant purchases of mortgage-backed and related securities to supplement home mortgage originations for its portfolio. Management has determined that such investments produce relatively higher risk-adjusted yields for the Company when compared to other investment securities and substituted for loan originations, in light of the competition for home mortgages in the Company's market area. The Company has emphasized mortgage-backed and related securities with high credit quality, high cash flow, low interest-rate risk, high liquidity, and acceptable prepayment risk.

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

The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.

                                                                                September 30,
                                                        --------------------------------------------------------------
                                                                2001                2000                 1999
                                                        --------------------------------------------------------------
                                                         Book         % of     Book       % of      Book        % of
                                                         Value        Total    Value      Total     Value       Total

                                                                            (Dollars in Thousands)
Mortgage-backed securities available-for-sale

U.S. Government agency pass-through mortgage-backed
       Securities                                        $ 1,844      2.91%   $ 9,482     19.63%   $ 2,918       7.54%
U.S. Government agency  collateralized mortgage
      Obligations                                         25,412     40.19     34,338     71.11     29,731      76.82
                                                         -------      ----    -------     -----    -------       ----
            Subtotal                                      27,256     43.10     43,820     90.74     32,649      84.36
Mortgage-backed securities held-to-maturity
    U.S. Government agency pass-through
       Mortgage-backed securities                          2,991      4.73      4,251      8.80      5,764      14.89
    U.S. Government agency
       Collateralized mortgage obligations                32,931     52.08          0      0.00       0.00       0.00
                                                         -------      ----    -------     -----    -------       ----
            Subtotal                                      35,922     56.81      4,251      8.80      5,764      14.89
                                                         -------      ----    -------     -----    -------       ----

Unamortized premium (discounts), net                          54      0.09        221      0.46        288       0.75
                                                         -------      ----    -------     -----    -------       ----

        Total mortgage-backed securities                 $63,232    100.00%   $48,292    100.00%   $38,701     100.00
                                                         =======    ======    =======    ======    =======     ======

               The following table sets forth the contractual maturities of the Company's mortgage-backed securities at September 30, 2001.

                                                                                                  Total Mortgage-
                                                                     Due In                       Backed Securities
                                                  ------------------------------------------   ------------------------
                                                   5 Years     5 to 10   10 to 20   Over 20     Amortized      Market
                                                   or Less      Years      Years     Years         Cost        Value
                                                  ---------    -------    -------   --------     --------     -------
                                                                        (Dollars in Thousands)
Mortgage-backed securities available-for-sale
    U.S. Government agency pass-through
        mortgage-backed securities                 $     1    $     0     $ 1,096     $   729    $ 1,826       $ 1,852
    U.S. Government agency collateralized
        mortgage obligations                           633          0           0      24,700     25,333        25,500
                                                   -------    -------     -------     -------    -------       -------
          Total available-for-sale                     634          0       1,096      25,429     27,159        27,352
                                                   -------    -------     -------     -------    -------       -------

Mortgage-backed securities held-to-maturity
    U.S. Government agency pass-through
        mortgage-backed securities                       0          0           0       3,008      3,008         3,046
    U.S. Government agency collateralized
        mortgage obligations                             0      1,988      10,946      19,937     32,871        33,540
                                                   -------    -------     -------     -------    -------       -------
          Total held-to-maturity                         0      1,988      10,946      22,945     35,879        36,586
                                                   -------    -------     -------     -------    -------       -------

          Total mortgage-backed securities         $   634    $ 1,988     $12,042     $48,374    $63,038       $63,938
                                                   =======    =======     =======     =======    =======       =======

     Weighted average yield                           7.31%      6.25%       5.50%      5.65%       8.91%


The following table sets forth the composition of the Company's investment securities, excluding mortgage-backed securities, at the dates indicated.

                                                                             September 30,
                                                 ------------------------------------------------------------------
                                                            2001                  2000              1999
                                                 ------------------------------------------------------------------
                                                      Book         % of       Book     % of      Book      % of
                                                      Value       Total       Value    Total     Value     Total
                                                 ------------------------------------------------------------------
                                                                          (Dollars in Thousands)

Investment securities available-for-sale
   Corporate debt                                    $ 6,282       27.99%   $ 7,332     18.33%   $ 5,919     14.05%
    Municipal bonds                                      561        2.50        585      1.46          0      0.00
                                                     -------      ------    -------    ------    -------    ------
      Subtotal                                         6,843       30.49      7,917     19.79      5,919     14.05
                                                     -------      ------    -------    ------    -------    ------

Investment securities held-to-maturity

   Corporate debt securities                           6,286       28.01          0      0.00          0      0.00
   Federal agency obligations                          1,479        6.59     25,970     64.93     30,481     72.37
                                                     -------      ------    -------    ------    -------    ------
      Subtotal                                         7,765       34.60     25,970     64.93     30,481     72.37
                                                     -------      ------    -------    ------    -------    ------

   Total investment securities                        14,608       65.09     33,887     84.72     36,400     86.42
                                                     -------      ------    -------    ------    -------    ------

Average remaining life of investment securities                  3.1 yrs              2.8 yrs              3.4 yrs


Other interest-earning assets:
   FHLB stock                                          4,324       19.27      4,115     10.29      2,283      5.42
   Interest-bearing deposits with banks(1)               600        2.67      1,632      4.08      3,436      8.16
   Other overnight deposits(2)                         2,911       12.97        365      0.91          0      0.00
                                                     -------      ------    -------    ------    -------    ------
      Total other interest-earning assets              7,835       34.91      6,112     15.28      5,719     13.58
                                                     -------      ------    -------    ------    -------    ------
Total investment securities, FHLB stock
   and other interest-earning assets                 $22,443      100.00%   $39,999    100.00%   $42,119    100.00%
                                                     =======      ======    =======    ======    =======    ======

----------------------------------
(1) Includes investments in insured certificates of deposit.

(2) Includes securities purchased under agreements to resell and federal funds sold.

               The following table sets forth the composition and maturities of the Company's investment securities portfolio as of September 30, 2001.

                                                                     At September 30, 2001
                                                                     ---------------------
                                      Less Than        1 to 3          3 to 5       Over         Total Investment
                                         1 Year         Years          Years      5 Years            Securities
                                        Amort           Amort          Amort       Amort         Amort        Market
                                        Cost             Cost           Cost        Cost          Cost         Value
                                     ----------       --------       --------     --------     ---------     ---------
                                                                      (Dollars in Thousands)
Investment securities
        available-for-sale
   Corporate debt                      $   496         $ 5,013       $   474       $     0       $ 5,983        $ 6,282
   Municipal bonds                          25             257           248             0           530            561

Investment securities
        held-to-maturity
   Corporate Debt                            0             518         5,768             0         6,286          6,500
   Federal agency obligations                0           1,479             0             0         1,479          1,575
   Other securities                          0               0             0             0             0              0
                                       -------         -------       -------       -------       -------        -------

      Total investment securities      $   521         $ 7,267       $ 6,490       $     0       $14,278        $14,918
                                       =======         =======       =======       =======       =======        =======

Weighted average yield                    6.44%           6.48%         6.94%         0.00%         6.73%



               The OTS has issued guidelines regarding management oversight and accounting treatment for securities, including investment securities, loans, mortgage-backed securities, and derivative securities. The guidelines require thrift institutions to reduce the carrying value of securities to the lesser of cost or market value unless it can be demonstrated that a class of securities is intended to be held to maturity.

Sources of Funds

               General. The Company's primary sources of funds are deposits, amortization, and prepayment of loan principal, borrowings, interest earned on, maturation and sales of investment securities and short-term investments, and net earnings.

               Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities or to increase the effectiveness of the Company's asset/liability management program. In this regard, in order to enhance return on capital, the Company utilizes advances from the FHLB of Dallas to match the maturities of such liabilities with assets such as mortgage-backed securities and loans having similar effective maturities but higher yields compared to the rate paid on such advances.

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

               The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. However, the Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Company believes that its deposits are a relatively stable source of funds. However, the ability of the Company to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

               The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                                    September 30,
                                         ----------------------------------------------------------------------
                                                  2001                   2000                     1999
                                         ----------------------------------------------------------------------
                                                    Percent                 Percent                   Percent
                                            Amount  of Total        Amount  of Total          Amount  of Total
                                         --------------------       -----------------         -----------------
                                                                  (Dollars in Thousands)
Transactions and Savings Deposits:
----------------------------------

  Non-interest
     Checking                            $  3,319      2.87%        $  2,644     2.60%        $  2,022    2.31%
  Interest checking                        10,896      9.42            9,169     9.02            7,537    8.62
  Savings accounts                          3,639      3.15            3,888     3.83            2,628    3.00
  Money market accounts                     4,481      3.88            5,062     4.98            4,800    5.48
                                         --------     -----         --------    -----         --------   -----
Total non-
   Certificates                            22,335     19.32           20,763    20.43           16,987   19.41
                                         --------     -----         --------    -----         --------   -----

Certificates:

     0.00 - 3.99%                               8      0.00                0     0.00                0    0.00
     4.00 - 4.99%                          21,928     18.97            1,148     1.13           26,466   30.23
     5.00 - 5.99%                          49,807     43.08           50,026    49.23           40,293   46.03
     6.00 - 6.99%                          21,326     18.45           29,626    29.15            3,440    3.93
     7.00 - 7.99%                             207      0.18               57     0.06              354    0.40
     8.00 - 8.99%                               0      0.00                0     0.00                0    0.00
                                         --------     -----         --------    -----         --------   -----

 Total Certificates                        93,276     80.68           80,857    79.57           70,553   80.59
                                         --------     -----         --------    -----         --------   -----

     Total Deposits                      $115,611    100.00%        $101,620  100.00%         $ 87,540  100.00%
                                         ========    ======         ========  ======          ========  ======

               The following table sets forth the savings flows at the Company during the periods indicated.

                                       Year Ended September 30,
                                 ------------------------------------
                                   2001          2000          1999
                                 --------      --------      --------
                                        (Dollars in Thousands)

Opening balance                  $101,620      $ 87,540      $ 86,644

Deposits                           22,611        20,050        13,727
Withdrawals                        11,066         7,954        14,819
Interest credited                   2,446         1,984         1,988
                                 --------      --------      --------

Ending balance                   $115,611      $101,620      $ 87,540
                                 ========      ========      ========

Net increase (decrease)          $ 13,991      $ 14,080      $    896
                                 ========      ========      ========

Percent increase (decrease)       13.77 %       16.08 %        1.03 %
                                 ========      ========      ========

               The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 2001.


                                      0.00-       5.00-       6.00-        7.00-               Percent
                                      4.99%       5.99%       6.99%     Or Greater    Total    Of Total
                                     -------     -------     -------     -------     -------    ------
Certificate accounts maturing
in quarter ending:

December 31, 2001                    $   165      11,488      18,917           0     $30,571    32.77%
March 31, 2002                            68      19,682           0           0      19,749    21.17%
June 30, 2002                          7,269       6,057           0           0      13,326    14.29%
September 30, 2002                    11,747       1,492           0           0      13,239    14.19%
December 31, 2002                        556       1,270         650         200       2,675     2.87%
March 31, 2003                           101       2,115         396           0       2,613     2.80%
June 30, 2003                             58       4,379           0           0       4,437     4.76%
September 30, 2003                       900         974           0           0       1,874     2.01%
December 31, 2003                        200         707           0           0         907     0.97%
March 31, 2004                           355         317           0           0         672     0.72%
June 30, 2004                             91         530           0           0         621     0.67%
September 30, 2004                         0         106           0           0         106     0.11%
Thereafter                               425         691       1,363           7       2,486     2.67%
                                     -------     -------     -------     -------     -------    ------

      Total                          $21,935     $49,808     $21,326     $   207     $93,276    100.00%
                                     =======     =======     =======     =======     =======    ======

      Percent of total                 23.52%      53.40%      22.86%       0.22%
                                     =======     =======     =======      ======

               The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of September 30, 2001.

                                                                           Maturity
                                                 -----------------------------------------------------------
                                                                Over         Over
                                                  3 Months     3 to 6       6 to 12      Over
                                                  or Less      Months       Months     12 Months      Total
                                                 -----------------------------------------------------------
Certificates of deposit less than $100,000       $18,599      $12,004      $13,822      $11,398      $55,823

Certificates of deposit of $100,000 or more       11,972        7,745       12,743        4,993       37,453
                                                 -------      -------      -------      -------      -------

Total certificates of deposit                    $30,571      $19,749      $26,565      $16,391      $93,276
                                                 =======      =======      =======      =======      =======


               Borrowings. The Company has the ability to use advances from the FHLB to supplement its deposits when the rates are favorable. As a member of the FHLB, the Company is required to own FHLB capital stock and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and includes a range of maturities. The FHLB may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.

     The following table sets forth the year end and average balances of FHLB advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.

                                                             Year Ended September 30,
                                                         ---------------------------------
                                                           2001         2000        1999
                                                         -------      -------      -------
                                                               (Dollars In Thousands)

Year End Balance:
     FHLB advances                                       $74,468      $78,959      $45,058
     Securities sold under agreements to repurchase            0            0            0
     Other borrowings                                          0            0            0

Average Balance:
     FHLB advances                                       $73,785      $58,736      $31,086
     Securities sold under agreements to repurchase            0            0            0
     Other borrowings                                          0            0            0

     The following table sets forth certain information as to the Association's borrowings at the dates indicated.

                                                            Year Ended September 30,
                                                       ------------------------------------
                                                         2001         2000          1999
                                                       ------------------------------------
                                                              (Dollars In Thousands)
FHLB advances                                          $74,468       $78,959       $45,058
Securities sold under agreements to repurchase               0             0             0
Other borrowings                                             0             0             0
                                                       -------       -------       -------

     Total borrowings                                  $74,468       $78,959       $45,058
                                                       =======       =======       =======


Weighted average interest rate of FHLB
    Advances                                              4.19%         6.57%         5.51%

Weighted average interest rate of securities sold
    Under agreements to repurchase                        0.00%         0.00%         0.00%

Weighted average interest rate of other
    Borrowings                                            0.00%         0.00%         0.00%


Subsidiary Activities

               As a federal savings and loan association, First Federal is permitted by OTS regulations to invest up to 2% of its assets or approximately $4.2 million at September 30, 2001, in the stock of, or unsecured loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner city or community development purposes. At September 30, 2001, the Association had one subsidiary, Gilstar Service Corporation. The service corporation was acquired in the Gilmer merger. The corporation was utilized by Gilmer to sell non-deposit investment products to its customers and non-customers. The Association's investment in the service corporation was approximately $51,000 at September 30, 2001. The Company intends to maintain the service corporation for an indefinite period of time and may elect to use the investment to sell non-deposit investment products to its own customers and non-customers.

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

Federal Regulation of Savings Associations

               The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of First Federal were as of August 6, 2001 and August 17, 1990, respectively. Under agency scheduling guidelines, another examination will be initiated within the next 12-18 months. When these examinations are conducted by the OTS and FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended September 30, 2001 was $51,774.99.

               The OTS authority includes enforcement authority over all savings institutions and their holding companies, including the Association and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

               In addition, the investment, lending, and branching authority of First Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by nonresidential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Association is in compliance with the noted restrictions.

               The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2001, the Association's lending limit under this restriction was $2.6 million. First Federal is in compliance with the loans-to-one-borrower limitation.

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

               The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to .27% per $100 of assessable assets. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

               The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. At September 30, 2001, the rate established by the FDIC for all FDIC-insured institutions is 1.82 basis points of assessable SAIF deposits and BIF deposits.

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

               The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from total capital for calculating compliance with this requirement. At September 30, 2001, the Association had approximately $2.2 million of intangible assets and other required regulatory adjustments that were required to be deducted from total capital.

               At September 30, 2001, the Association had tangible capital of $14.9 million, or 7.1% of adjusted total assets, which is approximately $11.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

               The capital standards also require Tier 1 capital equal to at least three percent of adjusted total assets. Tier 1 capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables.

               At September 30, 2001, the Association had Tier 1 capital equal to $14.9 million, or 7.1% of adjusted total assets, which is $6.5 million above the minimum requirement for capital adequacy purposes of four percent as in effect on that date.

               The OTS risk-based requirement requires savings associations to have total capital of at least eight percent of risk-weighted assets. Total capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2001, the Association had no capital instruments that qualify as supplementary capital and $608,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

               Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at September 30, 2001.

               In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by a insurer approved by Fannie Mae or Freddie Mac.

               On September 30, 2001, First Federal had total capital of $15.5 million (including $14.9 million in Tier 1 capital and $608,000 in loan loss reserves) and risk-weighted assets of $107 million, or total capital of 14.4% of risk-weighted assets. This amount was $6.9 million above the 8% requirement in effect on that date.

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

               OTS regulations generally permit a federal savings association to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years. The Association is in compliance with this requirement.

Qualified Thrift Lender Test

               All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternate, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2001, the Association met the test and has always met the test since its effectiveness.

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

               The Association's Board of Directors has implemented a loan program designed to lend money to low to moderate income borrowers and targeted to specific census tract locations that were considered low to moderate income areas. The program, entitled Housing Assistance Program (HAP) set aside $300,000 to lend to low to moderate-income borrowers in both 2000, and 2001. The Association significantly relaxed its normal loan underwriting guidelines in order to qualify the applicants. The HAP program was successful and the Association was able to loan all of the designated funds in approximately six months.

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

               Certain transactions with directors, officers, or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

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

Federal Securities Law

               The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

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

Federal Reserve System

               The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 2001, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

               Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

               First Federal is a member of the FHLB of Dallas, which is one of 12 regional FHLBs, that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

               As a member, First Federal is required to purchase and maintain stock in the FHLB of Dallas. At September 30, 2001, First Federal had $4.3 million in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Such dividends averaged 5.04% for fiscal year 2001.

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

               For the fiscal year ended September 30, 2001, dividends paid by the FHLB of Dallas to First Federal totaled $211,000, which constituted a $30,000 decrease from the amount of dividends received in fiscal year 2000.

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

               In August 1996, legislation was enacted that repealed the percentage of taxable income method of accounting used by many thrifts, including the Association, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Association must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The recapture may be deferred over a six-year period, the commencement of which was delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The Company elected to recapture the total amount of its excess reserves of approximately $7,000 in the fiscal year ended September 30, 1997.

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

               To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 2001, the Association's Excess for tax purposes totaled approximately $4.8 million.

               The Association files federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company files a consolidated federal income tax returns with the Association. The Association has been audited by the IRS with respect to federal income tax returns for the tax years through December 31, 1988. With respect to years examined by the IRS, any deficiencies have been satisfied. In the opinion of management, any examination of still open returns would not result in a deficiency, which could have a material adverse effect on the financial condition of the Association.

               Texas Taxation. The State of Texas does not have a corporate income tax, but it does have a corporate franchise tax. Prior to January 1, 1992 savings and loan associations had been exempt from the corporate franchise tax.

               The tax for the year 2001 is the higher of 0.25% of taxable capital (usually the amount of paid in capital plus retained earnings) or 4.5% of "net taxable earned surplus." "Net taxable earned surplus" is net income for federal income tax purposes increased by the compensation of directors and executive officers and decreased by interest on obligations guaranteed by the U.S. government. Net income operating loss carryovers are limited to five years.

               Delaware Taxation. As a Delaware Corporation, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

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

               The Company attracts all of its deposits through its retail banking offices, primarily from the communities it serves. Therefore, competition for those deposits is principally from other commercial banks, savings associations, and brokerage houses located in the same communities. The Company competes for these deposits by offering deposit accounts at competitive rates and convenient business hours.

               The Company's primary market area covers Smith and Upshur Counties, Texas. There are numerous commercial banks, one savings association and several credit unions which compete for deposits and loans in the Company's primary market area, including major national and regional banking organizations as well as smaller local institutions.

Employees

               The Company had 45 full-time employees and 10 part-time employees as of September 30, 2001, none of whom was represented by a collective bargaining agreement. The Company believes that its relations with its personnel have been good.

Executive Officers Who Are Not Directors

               The following is a description of the Company's and the Association's executive officers who were not also directors as of September 30, 2001.


         Derrell W. Chapman, age 43, is Vice President, Chief Operating Officer and Chief Financial Officer of the Company and the Association. He has held such positions with the Company since its formation and the Association since 1989. Mr. Chapman was appointed an Advisory Director in 1998. Prior to his employment with the Association, Mr. Chapman was Vice President and Controller of Jasper Federal Savings and Loan Association, located in Jasper, Texas. Mr. Chapman is a certified public accountant.

         Joe C.  Hobson,  age  48,  is  Senior  Vice  President--Lending  of the
Association, a position he has held since 1992. Mr. Hobson has served the Association in various capacities since 1975.

         Stephen W. Horlander, age 47, is Senior Vice President-- Commercial Lending of the Association. He has been employed by the Association since 1998. Prior to his employment with the Association, Mr. Horlander held positions as credit analyst, credit officer, and commercial lender in several banks in the East Texas area. He has been employed in the banking industry since 1977.

         Jerry J. Richardson, age 59, is Senior Vice President-- Manager of the Gilmer Division of the Association, a position he has held since 2000. From 1979 to 2000, Mr. Richardson was Senior Vice President of the First National Bank of Gilmer, Texas, and he has been employed in the banking industry in East Texas since 1969.

Item 2.                      Description of Property

               The Company conducts its business at its main office and a drive-through facility located in Tyler, Texas, an additional full service branch located in Tyler, Texas, a full service branch office located in Whitehouse, Texas, a full service branch office in Gilmer, Texas, and loan production offices located in Tyler and Lindale, Texas. The following table sets forth information relating to each of the Company's properties as of September 30, 2001.

                                                    Total            September 30, 2001
                                        Owned    Approximate         Net Building   Net
                              Year        or        Square               and        Book
Location                    Acquired    Leased      Footage    Land   Equipment     Value
--------                    --------    ------      -------    ----   ---------     -----
                                               (Dollars In Thousands)
Main Office:

1200 South Beckham           1962        Owned     10,000    $   92    $  375      $  467
Tyler, Texas

Full-Service Branches:

107 Highway 110 North        1984        Owned      2,500       158       107         265
Whitehouse, Texas

7205 South Broadway          1998        Owned        n/a     1,247       319*      1,566
Tyler, Texas

218 W. Cass                  2000        Owned      3,000        62       143         205
Gilmer, Texas

Loan Agencies:

4550 Kinsey Drive            1994        Owned      2,200        34       108         142
Tyler, Texas

904 South Main               1997       Leased      1,200         0        12          12**
Lindale, Texas                                             --------    ------         -----

                                                   Totals    $1,593    $1,064      $2,657
                                                             ======    ======      ======

*   Equipment and site improvements - building leased.
**  Equipment and leasehold improvements.


               The Company has entered into a contract with an architectural firm located in Tyler, Texas to design an expansion of the Gilmer office location. The expansion will involve the construction of an additional drive-up lane, making a total of two for the office. In addition, a third lane will be added to accommodate an ATM and a possible third drive-up lane. The project also includes an alternate bid to pave additional parking lot space. The Company anticipates that the project will cost approximately $200,000 and should be completed by summer 2002.

               The Company has also received preliminary conceptual drawings to construct a new office facility on property owned at its South Broadway location. The new building would replace the modular building in which the South Broadway office currently operates. Management is in the process of determining the probable cost for such a project and the effect on projected net income for the Company over the next several quarters. Management believes that a building of up to 9,000 square feet could be built on the South Broadway site. Management expects to make a decision on the project in the second quarter of the fiscal year ending September 30, 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders

               No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year, through the solicitation of proxies or otherwise during the year ended September 30, 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

               Page 27 of the Company's 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

               Pages 6 through 27 of the Company's 2001 Annual Report to Stockholders are incorporated herein by reference.

Item 7. Financial Statements

               Pages 29 through 62 of the Company's 2001 Annual Report to Stockholders are incorporated herein by reference.

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

               Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 23, 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

               Information regarding the business experience of the executive officers of the Company and the Association who are not also directors contained in Part I of this Form 10-KSB is incorporated herein by reference, from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 23, 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

               To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports are required, during the fiscal year ended September 30, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.       Executive Compensation

               Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 23, 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.       Security Ownership of Certain Beneficial Owner and Management

               Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 23, 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.       Certain Relationships and Related Transactions

               Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 23, 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.       Exhibits and Reports on Form 8-K

(a)            Exhibits

                                                                                 Reference to Prior
                                                                                  Filing or Exhibit
                                                                                  Number Attached
    Regulation                       Document                                         Hereto
---------------------------------------------------------------------------------------------------

     3(a)      Articles of Incorporation                                                  *

     3(b)      Amended and Restated By-Laws                                               ***

     4 Instruments defining the rights of security holders, including debentures

     10        Material contracts

               (a)  Employment Contract between Gerald W. Free and the                    *
                    Association

               (b)  Employment Contract between Derrell W. Chapman and the                *
                    Association


               (c)  Employment Contract between Joe C. Hobson and the                     *
                    Association

               (d)  Employment contract between Jerry J. Richardson and the               10
                    Association

               (e)  Employment contract between Stephen W. Horlander and the              10
                    Association

               (f)  Recognition and Retention Plan                                        **

     11        Statement re: computation of per share earnings                            11

     13        Annual Report to Security Holders                                          13

     21        Subsidiaries of Registrant                                                 21

     23        Consents of Experts and Counsel                                            23

     99        Additional Exhibits                                                       None


-------------------------

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

               *** Filed as exhibits to the Company's 8-K, dated August 23, 1999 These previously filed documents are hereby incorporated herein by reference in accordance with item 601 of Regulation S-B.



               (b)  Reports on Form 8-K

                    A Form 8-K, dated July 25, 2001, was filed during the quarter ended September 30, 2001; to report the issuance of a press release by the Company announcing a cash dividend for the quarter ended June 30, 2001.

                                   SIGNATURES

               Pursuant to the requirements of Section 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EAST TEXAS FINANCIAL
                                          SERVICES, INC.


Date:  December 31, 2001                By:  /s/ Gerald W. Free
                                             ----------------------------------
                                             Gerald W. Free, Vice Chairman,
                                             President, Chief Executive Officer
                                             and Director
                                             (Duly Authorized Representative)


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Gerald W. Free                          /s/ Jack W. Flock
--------------------------------------      ------------------------------------
Gerald W. Free, Vice Chairman,              Jack W. Flock, Chairman of the Board
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:  December 31, 2001                    Date:  December 31, 2001

/s/ Derrell W. Chapman                      /s/ M. Earl Davis
--------------------------------------      ------------------------------------
Derrell W. Chapman, Vice President,         M. Earl Davis, Director
Chief Operating Officer and Chief
Financial Officer (Principal Financial
And Accounting Officer)

Date:  December 31, 2001                    Date:  December 31, 2001

/s/ James W. Fair                           /s/ Charles R. Halstead
--------------------------------------      ------------------------------------
James W. Fair, Director                     Charles R. Halstead, Director

Date:  December 31, 2001                    Date:  December 31, 2001

/s/ L. Lee Kidd                             /s/ H. H. Richardson, Jr.
--------------------------------------      ------------------------------------
L. Lee Kidd, Director                       H. H. Richardson, Jr., Director

Date:  December 31, 2001                    Date:  December 31, 2001

/s/ Jim M. Vaughn, M.D.
-----------------------------
Jim M. Vaughn, M.D., Director

Date:  December 31, 2001

                                Index to Exhibits


10.            Material contracts

11.            Statement re: Computation of per share earnings

13.            Annual Report to Security Holders

21.            Subsidiaries of Registrant

23.            Consent of Accountants