Form 10QSB
period 2001-12-31
EAST TEXAS FINANCIAL SERVICES INC
filed 2002-02-14
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the period ended December 31, 2001

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

                                 [X] Yes [ ] No

     The number of shares of the registrant's common stock ($.01 par value) outstanding as of December 31, 2001, was 1,162,320.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                December 31, 2001

--------------------------------------------------------------------------------

                                      INDEX

                                                                                      Page No.
Part I - Financial Information

     Item 1.  Financial Statements

         Consolidated Statements of Financial Condition, December 31, 2001
         (Unaudited) and September 30, 2001.............................................. 4

         Consolidated Statements of Income, (Unaudited) three months ended
         December 31, 2001, and December 31, 2000........................................ 5

         Consolidated Statement of Changes in Stockholders' Equity, (Unaudited)
         three months ended December 31, 2001............................................ 6

         Consolidated Statements of Cash Flows, (Unaudited) three months ended
         December 31, 2001, and December 31, 2000........................................ 7

         Notes to (Unaudited) Consolidated Financial Statements, December 31, 2001....... 9

     Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................................... 15

Part II - Other Information

     Item 1.  Legal Proceedings.......................................................... 22

     Item 2.  Changes In Securities...................................................... 22

     Item 3.  Defaults Upon Senior Securities............................................ 22

     Item 4.  Submission of Matters To a Vote of Security Holders........................ 22

     Item 5.  Other Information.......................................................... 22

     Item 6.  Exhibits and Reports on Form 8-K........................................... 23

Signature................................................................................ 24

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                December 31, 2001

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


                       EAST TEXAS FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                           December 31, 2001   September 30, 2001
                                                                           -----------------   ------------------
                                                                              (Unaudited)
                  ASSETS

Cash and due from banks                                                        $   1,761,340        $   2,013,647
Interest-bearing deposits with banks                                               2,348,318            2,824,364
Interest-earning time deposits with financial institutions                           600,000              600,000
Federal funds sold                                                                 2,497,781               86,242
Securities available-for-sale                                                        556,510            6,843,583
Securities held-to-maturity (fair value of $9,986,229 at December 31, 2001
         and $8,075,494 at September 30, 2001)                                     9,755,228            7,765,537
Mortgage-backed securities available-for-sale                                     21,744,717           27,352,449
Mortgage-backed securities held-to-maturity (fair
     value of $35,172,139 at December 31, 2001
     and $36,585,979 at September 30, 2001)                                       34,831,990           35,879,076
Loans receivable, net of allowance for credit losses of $721,390
     at December 31, 2001 and $769,225 at September 30, 2001                     122,680,933          115,847,396
Accrued interest receivable                                                        1,212,026            1,285,582
Federal Home Loan Bank stock, at cost                                              4,356,500            4,323,900
Premises and equipment                                                             2,628,265            2,656,988
Foreclosed assets, net                                                               333,241              259,498
Goodwill, net                                                                      2,170,381            2,170,381
Mortgage servicing rights                                                            143,981              174,128
Other assets                                                                       1,173,715            1,698,338
                                                                               -------------        -------------
     Total Assets                                                              $ 208,794,926        $ 211,781,109
                                                                               =============        =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Non-interest-bearing                                                      $   2,469,205        $   3,319,015
     Interest-bearing                                                            105,442,481          112,292,026
                                                                               -------------        -------------
         Total deposits                                                          107,911,686          115,611,041

     FHLB advances                                                                77,555,312           74,468,248
     Advances from borrowers for taxes and insurance                                  39,171            1,267,900
     Federal income taxes
           Current                                                                   312,558                    0
           Deferred                                                                  550,937              670,706
     Accrued expenses and other liabilities                                        4,148,825            1,849,333
                                                                               -------------        -------------
     Total liabilities                                                           190,518,489          193,867,228
                                                                               -------------        -------------

Stockholders' equity:
     Preferred stock, $0.01 par value, 500,000
        shares authorized, none outstanding
     Common stock, $0.01 par value, 5,500,000 shares authorized,
        1,884,492 shares issued and 1,162,320 outstanding                             18,845               18,845
     Additional paid-in-capital                                                   12,473,302           12,473,302
     Unearned employee stock ownership plan shares                                  (255,597)            (255,597)
     Retained earnings (substantially restricted)                                 14,794,407           14,199,357
     Accumulated other comprehensive income                                          112,762              345,256
     Treasury stock, 722,172 shares at cost                                       (8,867,282)          (8,867,282)
                                                                               -------------        -------------

           Total stockholder's equity                                             18,276,437           17,913,881
                                                                               -------------        -------------
           Total liabilities and stockholders' equity                          $ 208,794,926        $ 211,781,109
                                                                               =============        =============




The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months
                                                            Ended December 31,
                                                               (Unaudited)
                                                          2001              2000
                                                      -----------      -----------
INTEREST INCOME
   Loans receivable:
     First Mortgage                                   $ 1,560,174      $ 1,656,335
     Consumer and other loans                             782,940          438,518
   Securities available-for-sale:
     Investment securities                                 83,827          198,352
     Mortgage-backed securities                           268,562          814,520
   Securities held-to-maturity:
     Investment securities                                155,079          394,790
     Mortgage-backed securities                           526,963           83,920
   Deposits with banks                                     16,811           33,259
                                                      -----------      -----------
       Total interest income                            3,394,356        3,619,694
                                                      -----------      -----------
INTEREST EXPENSE

   Deposits                                             1,214,415        1,441,400
   FHLB advances                                          683,010        1,268,842
   Interest expense other bank borrowings                       0                0
                                                      -----------      -----------
       Total interest expense                           1,897,425        2,710,242
                                                      -----------      -----------
       Net interest income before
          provision for loan losses                     1,496,931          909,452
   Provision for loan losses                                9,759           16,234
                                                      -----------      -----------
       Net interest income after
         provision for loan losses                      1,487,172          893,218
                                                      -----------      -----------
NONINTEREST INCOME
   Gain (loss) on sale of interest-earning assets         408,534           10,469
   Loan origination and commitment fees                    49,489           19,899
   Loan servicing fees                                    (36,121)          10,194
   Other                                                  116,468           88,883
                                                      -----------      -----------
       Total noninterest income                           538,370          129,445
                                                      -----------      -----------
NONINTEREST EXPENSE
   Compensation and benefits                              636,771          563,474
   Occupancy and equipment                                107,239          115,339
   SAIF deposit insurance premium                           5,194            5,324
   Foreclosed assets, net                                  14,996            2,986
   Goodwill                                                     0           39,212
   Other                                                  257,107          217,721
                                                      -----------      -----------
       Total noninterest expense                        1,021,307          944,056
                                                      -----------      -----------
Income (loss) before provision for income taxes         1,004,235           78,607

Income tax expense (benefit)                              351,069           29,555
                                                      -----------      -----------
NET INCOME (LOSS)                                     $   653,166      $    49,052
                                                      ===========      ===========

Earnings per common share and earnings  per
   common share - assuming dilution                   $       .58      $      . 04



The accompanying notes are an integral part of the consolidated financial statements.



                                  EAST TEXAS FINANCIAL SERVICES, INC.
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                              (UNAUDITED)


      THREE MONTHS ENDED
       December 31, 2001

                             Common Stock and                 Unrealized
                            Additional Paid in  Unallocated  Gain(loss) on                       Treasury
                                 Capital        ESOP Shares  AFS Securities Retained Earnings     Stock
                            ------------------ ------------- -------------- ----------------- --------------

Balance September 30, 2001    $ 12,492,147     $ (255,597)    $ 345,256       $ 14,199,357    $ (8,867,282)

Comprehensive income:
   Net Income                                                                      653,166
   Unrealized holding gains                                    (232,494)

Comprehensive income


Deferred compensation
   amortization

Payment of cash dividends                                                          (58,116)

Balance December 31, 2001     $ 12,492,147     $ (255,597)    $ 112,762       $ 14,794,407    $ (8,867,282)
                             =============     ==========     =========       ============    ============

      THREE MONTHS ENDED
       December 31, 2001


                             Comprehensive  Total Stockholders'
                                 Income           Equity
                             -------------  -------------------

Balance September 30, 2001     $             $ 17,913,881

Comprehensive income:
   Net Income                    653,166
   Unrealized holding gains     (232,494)
                               ---------
Comprehensive income           $ 420,672          420,672
                               =========

Deferred compensation
   amortization

Payment of cash dividends                         (58,116)

Balance December 31, 2001                    $ 18,276,437
                                             ============


The accompanying notes are an integral part of the consolidated financial statements.


                             EAST TEXAS FINANCIAL SERVICES, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (UNAUDITED)


                                                                          For the Three Months Ended
                                                                                 December 31,
                                                                           2001                 2000
                                                                       ------------          -----------
Cash flows from operating activities:
     Net income                                                        $    653,164          $    49,052
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of deferred loan origination fees                       (681)              (1,486)
         Amortization of premiums and discounts on investment
            securities, mortgage-backed securities, and loans              (13,216)                  277
         Amortization of goodwill                                                 0               39,212
         Compensation charge related to release of ESOP shares                    0                4,975
         Depreciation                                                        37,207               47,707
         Provision for loan losses                                            9,759               16,234
         Stock dividends on FHLB stock                                     (32,600)             (67,500)
         Amortization of mortgage servicing rights                           72,967               27,913
         Net (gain) loss on sale of:
              Loans held for sale                                          (40,209)                (326)
              Foreclosed real estate                                          (309)                  188
              Other repossessed property                                    (6,218)              (2,300)
              Interest earning assets                                     (325,503)                    0
         Proceeds from loan sales                                         4,264,310              716,826
         Originations of loans held for sale                            (4,224,101)            (716,500)
         (Increase) decrease in
              Accrued interest receivable                                    73,556             (74,813)
              Other assets                                                  524,624            (370,666)
         Increase (decrease) in:
              Federal income tax payable                                    312,558               29,555
              Accrued expenses and other liabilities                      2,295,948            1,368,253
                                                                       ------------          -----------
Net cash provided (used) by operating activities                          3,601,256            1,066,601
                                                                       ------------          -----------

The accompanying notes are an integral part of the financial statements.


                              EAST TEXAS FINANCIAL SERVICES, INC.
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)
                                                                                For the Three Months End
                                                                                       December 31,
                                                                                  2001               2000
                                                                             -------------      -------------
Cash flows from investing activities
     Net (increase) decrease in interest-earning time deposits                           0             98,000
     Net (increase) decrease in fed funds sold                                  (2,411,539)        (2,031,392)
     Proceeds from sale of corporate debt available-for-sale                     6,308,899                  0
     Purchase of mortgage-backed securities held-to-maturity                    (3,291,949)                 0
     Proceeds from maturities of securities held-to-maturity                    (2,000,000)         1,000,000
     Purchases of mortgage-backed securities
         available-for-sale                                                     (1,000,000)                 0
     Principal payments on mortgage-backed securities available-for-sale         6,562,852          1,119,535
     Principal payments on mortgage-backed securities held-to-maturity           4,358,852            356,143
     Proceeds from redemption of FHLB stock                                              0              1,900
     Net increase in loans                                                      (7,009,138)        (1,487,295)
     Proceeds from sale of foreclosed assets                                       103,133             42,254
     Acquisition costs related to foreclosed assets                                 (2,974)                 0
     Expenditures for premises and equipment                                        (8,484)           (15,861)
     Origination of mortgage servicing rights                                      (42,821)            (8,843)
                                                                             -------------      -------------
Net cash provided (used) by investing activities                                 1,566,831           (925,559)
                                                                             -------------      -------------
Cash flows from financing activities:
     Net increase (decrease) in:
         Deposits                                                               (7,699,355)         5,987,567
         Advances from borrowers                                                (1,226,033)        (1,250,548)
     Proceeds from advances from Federal Home Loan Bank                        242,000,000        237,558,000
     Payment of advances from Federal Home Loan Bank                          (238,912,936)      (242,376,900)
     Dividends paid to stockholders                                                (58,116)           (58,116)
                                                                             -------------      -------------
Net cash provided (used) by financing activities                                (5,896,440)          (139,997)
                                                                             -------------      -------------
Net increase (decrease) in cash and cash equivalents                              (728,353)             1,045

Cash and cash equivalents at beginning of the period                             4,838,011          2,204,723
                                                                             -------------      -------------
Cash and cash equivalents at end of the period                               $   4,109,658      $   2,205,768
                                                                             =============      =============
Supplemental disclosure:
     Cash paid for:
         Interest on deposits                                                $   1,037,841      $     776,207
         Interest on FHLB advances and other borrowed funds                        683,010          1,268,841
         Income taxes                                                                    0                  0

     Transfers from loans to real estate and other
        assets acquired through foreclosures                                       234,999             58,433

     Loans made to facilitate the sale of foreclosed assets                         61,613             54,600


The accompanying notes are an integral part of the consolidated financial statements

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY


             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

--------------------------------------------------------------------------------



NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information not misleading. However, these financial statements should be read in conjunction with the financial statement and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001. The financial data and results of operations for interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 2 - EARNINGS PER SHARE

Earnings per common share for the three months ended December 31, 2001 and 2000, has been computed based on net income divided by the weighted average number of common shares outstanding during the period. For the three months ended December 31, 2001 and 2000, the weighted average number of shares outstanding totaled 1,123,979 and 1,110,416 shares respectively.

Earnings per common share - assuming dilution, for the three months ended December 31, 2001 and 2000, has been computed based on net income divided by the weighted average number of common shares outstanding. In addition, it includes the effects of all dilutive potential common shares that were outstanding during the period. For the three months ended December 31, 2001 and 2000, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,124,142 and 1,110,497, shares respectively.

For both earnings per share and earnings per common share - assuming dilution and as prescribed by the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employer's Accounting for Employees Stock Ownership Plans, the weighted average number of shares outstanding does not include unallocated Employee Stock Ownership Plan ("ESOP") shares.

See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three-month period ended December 31, 2001 and 2000.

NOTE 3 - SECURITIES

The carrying values and estimated market values of investment securities available-for-sale as of December 31, 2001, by type of security are as follows:

                       Principal    Unamortized    Unearned     Unrealized     Carrying
                        Balance      Premiums      Discounts    Gain/(Loss)     Value
                       --------      --------      --------      --------      --------
  Municipal bonds       535,000             0         3,804        25,314       556,510
                       --------      --------      --------      --------      --------

  Total
  securities           $535,000      $      0      $  3,804      $ 25,314      $556,510
                       ========      ========      ========      ========      ========



The amortized cost and estimated market values of investment securities held-to-maturity as of December 31, 2001, are as follows:

                                                      Gross            Gross          Estimated
                                    Amortized       Unrealized       Unrealized         Market
                                      Cost            Gains            Losses           Value
                                   ----------       ----------       ----------       ----------

  Corporate Debt                    6,274,670          150,081            6,882        6,417,869
                                   ----------       ----------       ----------       ----------

  U. S. government agency           3,480,558           87,802                0        3,568,360
                                   ----------       ----------       ----------       ----------

       Total securities            $9,755,228       $  237,883       $    6,882       $9,986,229
                                   ==========       ==========       ==========       ==========



The amortized cost and estimated market values of investment securities held-to-maturity as of December 31, 2001, by contractual maturity are shown below:

                                                                                   Estimated
                                                               Amortized             Market
                                                                  Cost               Value
                                                               ----------          ----------
              Due in one year or less                          $        0          $        0

              Due after one year through two                    1,000,000           1,045,780
              years

              Due after two years through three years             996,590           1,055,855

              Due after three years through six years           5,758,638           5,884,594

              Due after six years through ten years             2,000,000           2,000,000
                                                               ----------          ----------

                     Total securities                          $9,755,228          $9,986,229
                                                               ==========          ==========

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of December 31, 2001, by type of security are as follows:


                         Principal           Unamortized         Unearned          Unrealized           Carrying
                          Balance              Premiums          Discounts         Gain/(Loss)            Value
                        -----------          -----------         ---------         -----------         -----------
  Fixed Rate            $ 2,220,029          $         0          $20,427         $    76,534          $ 2,276,136

  Adjustable Rate        19,219,470              122,208            2,102              69,005           19,468,581
                        -----------          -----------          -------          ----------          -----------

                        $21,499,499          $   122,208          $22,529         $   145,539          $21,744,717
                        ===========          ===========          =======          ==========          ===========


The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of December 31, 2001, by type of security are as follows:

                                                                                                             Estimated
                         Principal           Unamortized           Unearned             Carrying               Market
                          Balance              Premiums            Discounts              Value                Value
                        -----------          -----------          -----------          -----------          -----------
   Fixed Rate            25,152,405                    0               17,232           25,135,173           25,440,662

   Adjustable Rate        9,702,349               16,039               21,571            9,696,817            9,731,477
                        -----------          -----------          -----------          -----------          -----------

                        $34,854,754          $    16,039          $    38,803          $34,831,990          $35,172,139
                        ===========          ===========          ===========          ===========          ===========


NOTE 4 - CURRENT ACCOUNTING ISSUES

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and superseded APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. This Statement does not change many of the provisions of Opinion 16 and Statement 38 related to the application of the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company adopted this Statement as of October 1, 2001, the beginning of its current fiscal year.

In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and superceded APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Intangible assets acquired in a business combination shall be recognized as an asset apart from goodwill (goodwill is measured as the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed) if the asset does not arise from contractual or legal rights. If an asset does not arise from contractual or other legal rights, it shall be recognized as an asset apart from goodwill only if it is separable, that is, capable of being separated or divided from the acquired enterprise and sold, transferred, licensed, rented, or exchanged (regardless of whether there is an intent to do so).

Goodwill will not be amortized but must be tested for impairment at least annually at the reporting unit level. Any impairment of the amount of goodwill reported must be expensed through the income statement in the period that the impairment is discovered. This Statement is required to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the nonamortization and amortization provisions of this Statement. The Company adopted this statement as of October 1, 2001, the beginning of its fiscal year. Under the guidelines of this Statement, the Company has until March 31, 2002 to complete its initial test for impairment of the goodwill recorded in the statement of financial position.

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


     Balance, September 30, 1999                                       147,276
         Granted                                                         4,500
         Exercised at $9.42 per share                                      -0-
         Forfeited and expired                                             -0-
                                                                       -------
     Balance, September 30, 2000                                       151,776
                        === ====                                       =======
         Granted                                                           -0-
         Exercised at $9.42 per share                                      -0-
         Forfeited and expired                                             -0-

     Balance, September 30, 2001                                       151,776
                                                                       =======

Options exercisable at December 31, 2001 under stock option plan       148,779
                                                                       =======

Shares available for future grants                                      22,662
                                                                        ======

During the three months ended December 31, 2001, no options were exercised, issued, or forfeited.

NOTE 6 - PROFORMA EFFECTS OF SFAS NO. 142

SFAS No. 142 requires that all periods presented in the statement of income must be adjusted to exclude amortization expense (including any related tax effects) recognized in the periods presented related to goodwill. The following is a condensed income statement showing restatement of income for the three months ended December 31,2000.

                                                             Three Months Ended
                                                              December 31, 2000
                                                                (Unaudited)
                                                                -----------
                   Reported net income                          $    49,052
                   Add back: goodwill amortization                   39,212
                                                                 ----------

                   Adjusted net income                          $    88,264
                                                                 ==========

                   Earnings per common share and
                   earnings per common share - assuming
                   dilution
                         Reported net income                     $     0.04
                          Goodwill amortization                        0.04
                                                                 ----------

                   Adjust net income                             $     0.08
                                                                 ==========

NOTE 7 - SUBSEQUENT EVENT

Subsequent to December 31, 2001, the Company entered into a contract to add two additional drive-up lanes and improve and expand its parking lot at its Gilmer location. The Company expects that the project will commence sometime in the first quarter of 2002 and will take approximately 70 days to complete. The total cost of the contract was approximately $220,000. The company anticipates additional costs of approximately $50,000 to purchase new drive-up teller equipment and an automatic teller machine.

NOTE 8 - ADVANCES FROM FEDERAL HOME LOAN BANK

The outstanding advances from the FHLB consisted of the following at December 31, 2001:


           Maturity                  Balance                    Rate
      ------------------     ----------------------        --------------
           01/10/02           $   33,000,000.00                1.85%
           12/05/02           $    5,000,000.00                2.41%
           02/15/02           $       25,000.00                5.98%
           03/08/02           $    2,000,000.00                4.88%
           12/05/03           $    5,000,000.00                3.55%
           02/15/03           $      100,000.00                6.00%
           03/10/03           $    2,000,000.00                5.00%
           09/01/03           $      931,763.38                6.25%
           12/31/04           $      235,181.04                6.09%
           02/15/04           $      100,000.00                6.01%
           01/03/05           $       68,964.53                6.03%
           02/15/05           $      100,000.00                6.04%
           02/15/06           $      150,000.00                6.05%
           04/11/11           $    5,000,000.00                3.73%
           04/11/11           $    5,000,000.00                3.91%
           04/11/11           $    5,000,000.00                4.25%
           06/07/11           $    5,000,000.00                4.38%
           01/01/13           $      409,697.64                6.09%
           01/01/13           $      389,437.44                6.13%
           02/01/13           $      386,152.10                5.91%
           03/03/14           $      734,963.02                5.45%
           04/01/14           $      711,495.87                5.97%
           05/01/14           $      967,937.53                5.66%
           06/01/14           $      738,950.66                5.90%
           07/01/14           $      685,547.23                6.38%
           08/01/14           $      498,131.40                6.37%
           09/01/14           $      629,926.00                6.59%
           10/01/14           $      553,519.14                6.86%
           11/03/14           $    1,366,314.21                6.77%
           12/01/14           $      466,638.77                6.57%
           01/01/15           $      305,692.09                6.73%
                              -----------------

        Total Advances            77,555,312.05
                              =================

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by all stock and deposit accounts in the FHLB, mortgage collateral, securities collateral, and other collateral.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                December 31, 2001


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

On June 30, 2000, the Company completed the acquisition of Gilmer and its wholly owned subsidiary, Gilmer Savings Bank, F.S.B. The Company acquired 100% of the outstanding stock of Gilmer. The transaction was accounted for as a purchase transaction. The assets and liabilities of Gilmer were recorded at their fair market values as of June 30, 2000. The difference in the net fair value of Gilmer's assets and liabilities and the purchase price was recorded as goodwill.

FINANCIAL CONDITION

Total assets were $208.8 million at December 31, 2001, a $2.9 million decrease from the $211.8 million reported at September 30, 2001, the Company's most recent fiscal year end. The decrease in total assets was the result of a $6.3 decrease in investment securities available-for-sale, a $5.6 million decline in mortgage-backed securities available-for-sale, a $1.0 million decline in mortgage-backed securities held-to-maturity, a $476,000 decrease in interest earning deposits with banks, and a $252,000 decrease in cash and due from banks. The decreases were partially offset by $2.4 million increase in federal funds sold, and a $2.0 million increase in investment securities held-to-maturity.

At December 31, 2001, loans-receivable totaled $122.7 million, an increase of $6.8 million compared to $115.8 million at September 30, 2001. The increase in loans-receivable was primarily the result of the Company's continued efforts to expand its origination of consumer, commercial, and commercial real estate loans. For the quarter ended December 31, 2001, the Company originated a total of $15.8 million in consumer, commercial, and commercial real-estate loans.

The origination of consumer, commercial, and commercial real estate loans is primarily conducted through the Company's full service banking location in Gilmer, Texas and the S. Broadway office in Tyler, Texas. The predominant method for originating these loans is through direct contacts with existing or potential new customers. However, the Company has increased its origination of indirect automobile loans through a network of dealers in the Tyler and Gilmer markets. Prior to purchasing a loan contract from a dealer, the Company underwrites each indirect loan in the same manner as its direct loans. For the quarter ended December 31, 2001, the Company originated approximately $4.6 million in loans through its indirect program.

Consumer and commercial loans (excluding commercial real estate loans) increased to approximately $25.7 million at December 31, 2001. The Company continued its policy of selling the majority of its one-to-four family loans into the secondary market during the quarter.

Federal funds sold totaled $2.5 million at December 31, 2001, an increase of $2.4 million from the $86,000 at September 30, 2001. The additional balances, which are held in a "sweep" account arrangement with the Company's major correspondent bank, were funds held at the correspondent bank in anticipation of funding year end tax payments of the Company's mortgage loan portfolio. The Company issues checks to various taxing entities on the last day of the calendar year, when most property tax accounts are due. These funds remain in the account for approximately two to three days after the end of the quarter.

Investment securities available-for-sale decreased by $6.3 million to a total of $557,000 at December 31, 2001. The decrease was due to the sale of approximately 50% of the Company's corporate debt securities portfolio subsequent to September 30, 2001. The Company elected to sell the corporate bonds in order to provide liquidity to fund commercial real estate loans and to reduce the Company's exposure to possible downgrades of ratings on corporate debt in the portfolio. This portfolio now consists of municipal bonds, primarily issued by Upshur County, where the Company's Gilmer office is located.

Investment securities held-to-maturity was reported as $9.8 million at December 31, 2001, an increase of $2.0 million from the $7.8 reported at September 30, 2001. The increase was the result of additional purchases of bonds during the quarter ended December 31, 2001. This portfolio consists of approximately $3.5 million of debt issued by governmental agencies such as Federal National Mortgage Corporation, Federal Home Loan Mortgage Corporation, or the Federal Home Loan Bank System and approximately $6.3 million of corporate debt securities. All securities in the portfolio are fixed rate and term.

Mortgage-backed securities available-for-sale totaled $21.7 million at December 31, 2001, a decrease of $5.6 from the $27.3 million at September 30, 2001. The decrease was the result of principal repayments on the bonds in the portfolio during the quarter.

Mortgage-backed securities held-to-maturity portfolio totaled $34.9 million at December 31, 2001, a decrease of $1.0 million from the $35.9 million reported at September 30, 2001. The decrease was primarily due to principal payments received on the portfolio during the period, which were partially offset by additional purchases of securities during the quarter ended December 31, 2001.

Total deposits were $107.9 million at December 31, 2001, a $7.7 million decrease from the $115.6 million reported at September 30, 2001. The decrease was primarily the result of declines in certificate of deposit balances as the Company elected not to pay higher interest rates on renewing certificates of deposits during the quarter.

The Company reported $77.6 million in borrowed funds at December 31, 2001, an increase of $3.1 million from the $74.5 million reported at September 30, 2001. The increase was primarily due to the Company's decision to utilize short-term advances from the FHLB to fund loans and investments.

Stockholder's equity totaled $18.3 million at December 31, 2001, an increase of $363,000 from the $17.9 million reported at September 30, 2001. The increase was primarily attributable to a net increase in retained earnings of $595,000 during the quarter. The increase in retained earnings was due to the $653,000 in net income less $58,000 in cash dividends paid during the quarter ended December 31, 2001

At December 31, 2001, the Company reported a book value per share of $15.72 based on 1,162,320 net outstanding shares.

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

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

General. Net income for the three months ended December 31, 2001 was $653,000 or $.58 per share, an increase of $604,000 from the $49,000, or $.04 per share, reported for the three months ended December 31, 2000. The increase in net income was attributable to a $594,000 increase in net interest income after provision for loan losses and a $409,000 increase in non-interest income, which were partially offset by a $322,000 increase in income tax expense, and a $77,000 increase in non-interest expense.

Net Interest Income. For the quarter ended December 31, 2001, net interest income before provision for loan losses totaled $1.5 million and increase of $587,000 over the $909,000 reported for the quarter ended December 31, 2000. On an annualized basis, the $1.5 million in net interest income for the current quarter was approximately 3.00% of average interest-earning assets and 2.85% of average total assets. For the quarter ended December 31, 2000, the $909,000 in net interest income before provisions for loan losses was approximately 1.91% of average interest-earning assets and 1.81% of average total assets. Average interest-earning assets were approximately $200 million for the quarter ended December 31, 2001, compared to $190.1 million for the quarter ended December 31, 2000.

Total interest income was $3.4 million for the quarter ended December 31, 2001, a decrease of $225,000 from the $3.6 million reported for the quarter ended December 31, 2000. The decrease was primarily due to a decline in combined interest on investment securities available-for-sale and investment securities held-to-maturity of approximately $354,000, a decline in interest on mortgage-backed securities available-for-sale of $546,000 and a decline in interest on mortgage loans of $96,000. The declines in interest income were partially offset by a $344,000 increase in interest income on consumer and other loans and a $443,000 increase in mortgage-backed securities held-to-maturity.

Interest income on loans-receivable was $2.3 million for the quarter ended December 31, 2001, an increase of $248,000 over the $2.1 million reported for the quarter ended December 31, 2000. On an annualized basis, the $2.3 million was approximately 7.86% of average loans-receivable balances outstanding for the quarter ended December 31, 2001, compared to approximately 8.15% for the quarter ended December 31, 2000. The increase in interest income on the loan portfolio was primarily the result of an increase in consumer, commercial, and commercial real estate loan balances and the higher yields on such loans recorded over the past 12 months. The overall decline in interest rates over the past 12 months and the number of mortgage loans refinanced by the Company contributed to the decline in overall yield on the loan portfolio.

Interest income from mortgage-backed securities available-for-sale totaled $269,000 for the quarter ended December 31, 2001, compared to $815,000 for the quarter ended December 31, 2000. The decrease in interest income from mortgage-backed securities available-for-sale was primarily due to a decrease in the balance in the portfolio, from $43.1 million at December 31, 2000 to $21.7 million at December 31, 2001. The decrease in the balance in the portfolio was the result of principal payments on the existing securities and approximately $8.9 million in securities that were sold during 2001. Prepayments increased throughout 2001 as interest rates decreased and borrowers elected to refinance mortgage loans. The Company elected to re-direct cash flow from this portfolio into its loan and other investment portfolio. In addition, interest rates on the adjustable rate securities in the portfolio decreased during 2001 as interest rates declined and accounted for a portion of the decrease in interest income on the portfolio.

Interest income from the investment securities held-to-maturity portfolio was $155,000 for the quarter ended December 31, 2001, compared to $395,000 for the quarter ended December 31, 2000. The decline in the income from the portfolio was the result of a decline in the balance in the portfolio from $25.0 million at December 31, 2000 to $9.8 million at December 31, 2001. A portion of the securities in the portfolio had call options at the discretion of the issuer, primarily the FHLB system. As interest rates declined in 2001, the securities were called and the Company redirected cash flow into its lending operations.

Interest income from investment securities available-for-sale was $84,000 for the quarter ended December 31, 2001 compared to $198,000 for the quarter ended December 31, 2000. The decrease was due primarily to a decline in the balance in the portfolio from $8.0 million at December 31, 2000 to $2.5 million at December 31, 2001. The decline in balances in the portfolio was due to the Company's decision to sell a portion of its corporate debt holdings.

Interest income on mortgage-backed securities held-to-maturity totaled $527,000 for the quarter ended December 31, 2001, compared to the $84,000 for the quarter ended December 31, 2000. The increase in interest income was due to an increase in the balance in the portfolio as the Company directed cash flow from its mortgage-backed securities available-for-sale portfolio and investment securities held-to-maturity portfolio into this portfolio.

Interest paid to depositors totaled $1.2 million for the quarter ended December 31, 2001, a decrease of $227,000 from the $1.4 million reported for the quarter ended December 31, 2000. The decrease in interest expense on deposit accounts was primarily attributable to the overall decline in interest rates during 2001 and the decrease in rates on certificate of deposit accounts that matured during the year.

Interest on FHLB advances was $683,000 for the quarter ended December 31, 2001, compared to $1.3 million for the quarter ended December 31, 2000. The decrease in interest expense was a direct result of declining interest rates during 2001. During 2001, the Company held a large portion of its FHLB advance portfolio in short-term advances. As interest rates declined during 2001, the Company's interest expense on advances decreased. At December 31, 2001, the Company had approximately $33 million in a short-term FHLB advance that re-priced every 28 days. The advance had an interest rate of 1.85%. Interest expense on FHLB advances for the year ending September 30, 2002 will be influenced by the Company's ability to manage this funding source. If interest rates remain unchanged, the Company will continue to benefit from this low cost-funding source. If interest rates increase, especially short-term rates, the Company's interest expense on FHLB advances will increase unless the Company is able to extend the term on all or a portion of this advance.

Provision for Loan Losses. The Company made $10,000 in provision for loan losses for the quarter ended December 31, 2001, compared to $16,000 for the quarter ended December 31, 2000. The provision for loan losses for both periods was the result of the Company's decision to establish additional reserves for losses in its checking with overdraft privilege program. In 2000, the Company instigated a program designed to attract additional checking accounts and to increase fee income from new and current checking accounts. The program allows approved checking account customers to overdraft their account up to $500. The Company agrees to not return the insufficient checks but charges the customer the usual insufficient check charge fee. The Company reviews overdraft checking account balances on a monthly basis to determine if, additional reserves for potential losses in the program or any of its other checking accounts, is warranted.

Noninterest Income. Noninterest income totaled $538,000 for the quarter ended December 31, 2001 compared to $129,000 for the quarter ended December 31, 2000, a $409,000 increase.

The increase in noninterest income was primarily the result of a $398,000 increase in gains on sales of interest-earning assets. During the quarter ended December 31, 2001, the Company elected to sell approximately $6 million of its investment securities available-for-sale portfolio. The Company recorded gain on the sale of the securities of approximately $325,000. The remainder of the increase in gains on sales of interest-earning assets was due to additional gains on sales of one-to-four family mortgage loans into the secondary market. As interest rates declined during 2001, the Company elected to sell more of its one-to-four family loan production than in 2000.

Loan origination and commitment fees increased by $30,000 for the quarter ended December 31, 2001, compared to the quarter ended December 31, 2000. As interest rates on mortgage loans declined during 2001, the Company offered certain qualified existing mortgage loan customers the opportunity to modify the terms of their loan. The offer was made to existing customers that were considering refinancing their loan with another lender. The Company charged a fee of approximately one percent of the loan balance with a maximum fee of approximately $1,500. The program allowed the loan customer to lower the interest rate on their loan to a current market rate at a cost which was much less than a total refinance of the loan. The majority of the customers also shortened their loan terms to 180 months or less which allowed the Company to retain the loans in portfolio.

Loan servicing fees decreased by $46,000 from the quarter ended December 31, 2000 to the quarter ended December 31, 2001. As interest rates on mortgage loans declined during 2001 and customers refinanced or modified their loans, the Company was required to amortize any remaining balance in originated mortgage servicing rights on the loans which is an offset to the monthly servicing fees on the loans sold. The result was a net decline in loan serving fees for the current quarter.

Other non-interest income totaled $116,000 for the three months ended December 31, 2001, compared to $89,000 for the three months ended December 31, 2000. The increase was due to additional fee income from the Company's free checking and checking with overdraft privilege program.

Noninterest Expense. Noninterest expense was $1.0 million for the quarter ended December 31, 2001, an increase of $77,000 from the $944,000 for the quarter ended December 31, 2000.

The increase was primarily attributable to a $73,000 increase in compensation and benefits expense due to additional employees and normal compensation increases. In addition, an increase in other operating expenses accounted for the increase in total non-interest expenses.

A $39,000 decrease in amortization of the goodwill created in the Gilmer merger offset a portion of the decrease in noninterest expenses for the quarter ended December 31, 2001, compared to the quarter ended December 31, 2000. Under revised accounting requirements, the Company will no longer amortize goodwill in a periodic basis but will be required to test the amount of goodwill for possible impairment on an annual basis. See Note 4 Current Accounting Issues.

Provision for Income Taxes. The Company incurred federal income tax expense of $351,000 or 35.0% or pre-tax income for the quarter ended December 31, 2001, compared to $30,000 or 37.6% or pre-tax income for the quarter ended December 31, 2000.

ASSET QUALITY

At December 31, 2001, the Company's non-performing assets totaled $1.1 million or .52% of total assets, compared to $1.6 million or .74% of total assets at September 30, 2001. At December 31, 2001, non-performing assets were comprised of non-accruing one- to four family loans, consumer and other loans delinquent more than 90 days and still accruing, foreclosed one- to four family, and foreclosed consumer and other loans.

Non-performing loans at December 31, 2001 equaled $756,000 or .62% of loans receivable, compared to $1.3 million or 1.14% of loans receivable at September 30, 2001.

Classified assets totaled $2.6 million or 1.23% of total assets at December 31, 2001, compared to $2.7 million or 1.27% of total assets at September 30, 2001.

Classified assets and non-performing assets differ in that classified assets may include loans less than ninety (90) days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing  assets.  On the basis of management's  review of its assets,  at
December 31, 2001, the Company had classified $2.3 million assets as substandard, $281,000 as doubtful, and $148,000 as loss. The Company has established a specific reserve account for 100% of the balance of the assets classified as loss.

The Company's allowance for loan losses totaled $721,390 at December 31, 2001, compared to $769,000 at September 30, 2001. The allowance for loan losses as a percentage of loans receivable equaled .58% at December 31, 2001 and .66% at September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits from customers, advances from the FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities, sales of loans and operations.

The Association uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At December 31, 2001, the Association had outstanding commitments to extend credit on $8.2 million in loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $18.3 million at December 31, 2001, an increase of $363,000 from the $17.9 million reported at September 30, 2001. The increase was primarily the result of a $595,000 increase in retained earnings due to the $653,000 in net income reported for the three-month period ended December 31, 2001 less $58,000 in cash dividends. A decline, due to decreases in the value of investments held in an available-for-sale accounting classification, in accumulated other comprehensive income of $232,000 offset a portion of the increase in retained earnings.

As of December 31, 2001, the Company's reported book value per share, using total stockholders' equity of $18.3 million (net of the cost of unallocated ESOP and RRP shares) and 1,162,320 outstanding shares of common stock (the total issued shares including unallocated ESOP and RRP shares, less treasury shares), equaled $15.72 per share. Subsequent to the quarter ended December 31, 2001, the Company announced its intention to pay a cash dividend of $.05 per share on February 20, 2002, to stockholders of record at February 6, 2002.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain non-cumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage-servicing rights, must be deducted from total capital for calculating compliance with this requirement. At December 31, 2001, the Association had approximately $2.2 million of intangible assets and other required regulatory adjustments that were required to be deducted from total capital.

At December 31, 2001, the Association had tangible capital of $15.6 million, or 7.53% of adjusted total assets, which is approximately $12.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require Tier 1 capital equal to at least four percent of adjusted total assets. Tier 1 capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables.

At December 31, 2001, the Association had Tier 1 capital equal to $15.6 million, or 7.53% of adjusted total assets, which is $7.3 million above the minimum requirement for capital adequacy purposes of 4.0% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least eight percent of risk-weighted assets. Total risk-based capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2001, the Association had no capital instruments that qualify as supplementary capital and $574,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total risk-based capital. First Federal had no such exclusions from capital and assets at December 31, 2001.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk of 50% for prudently underwritten permanent one-to-four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by a insurer approved by Fannie Mae or Freddie Mac.

On December 31, 2001, First Federal had total capital of $16.1 million (including $15.6 million in Tier 1 capital and $574,000 in loan loss reserves) and risk-weighted assets of $105.4 million, or total risk-based capital of 15.22% of risk-weighted assets. This amount was $7.7 million above the 8.0% requirement in effect on that date.

At December 31, 2001, the Association was also considered a "well capitalized" institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

                                DECEMBER 31, 2001


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

Item 2.  Changes In Securities
         ---------------------
     None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
     None

Item 4.  Submissions Of Matters To A Vote Of Security Holders
         ----------------------------------------------------

     On January 23, 2002, the Company's Annual Stockholders' Meeting was held to elect directors and ratify the appointment of independent auditors for the current fiscal year. The following are the voting results of each of these matters submitted to stockholders.

     The election of M. Earl Davis             For               809,664
     as director for a three year term         Withheld          125,024
     ending January 2005.                      Abstain                 0
                                               Broker Non-Votes        0


     The election of James W. Fair             For               810,438
     and L. Lee Kidd                           Withheld          124,250
     as directors for a three year term        Abstain                 0
     ending January 2005                       Broker Non-Votes        0

     Ratification of the appointment of        For               930,188
     Bryant & Welborn, L.L.P. as               Against             3,500
     independent auditors for the              Abstain             1,000
     fiscal year ending
     September 30, 2002.

     The text of the matters referred to in this Item 4 is set forth in the Proxy Statement dated December 28, 2001, previously filed with the Securities and Exchange Commission.

Item 5.  Other Information.
         ------------------
     None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
       The following exhibits are filed herewith:

         Exhibit 11.0 - Computation of Earnings Per Share


 (b) Reports on Form 8-K

     During the quarter ended December 31, 2001, the Company filed a report on Form 8-K on October 22, 2001, to report the issuance of a press release dated October 22, 2001, announcing a cash dividend for the quarter ending September 31, 2001 and the annual stockholders' meeting.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   East Texas Financial Services, Inc.


Date: February 14, 2002            /s/ Gerald W. Free
                                   --------------------------------
                                   Gerald W. Free
                                   Vice Chairman, President and CEO
                                   (Principal Executive Officer)


Date: February 14, 2002            /s/ Derrell W. Chapman
                                   -----------------------
                                   Derrell W. Chapman
                                   Vice President/COO/CFO
                                   (Principal Financial and Accounting Officer)