Form 10QSB
period 2002-03-31
EAST TEXAS FINANCIAL SERVICES INC
filed 2002-05-15
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        ---------------------------------


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended March 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.


                         Commission file number 0-24848


                       East Texas Financial Services, Inc.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          75-2559089
-------------------------------                         ---------------------
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization                           identification number)


                     1200 South Beckham, Tyler, Texas  75701
                 ----------------------------------------------
               (Address of principal executive offices) (Zip code)


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

                                [X] Yes     [ ] No

     The number of shares of the registrant's common stock ($.01 par value) outstanding as of March 31, 2002, was 1,162,320.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 March 31, 2002


--------------------------------------------------------------------------------

                                      INDEX

                                                                                            Page No.
Part I - Financial Information

     Item 1.  Financial Statements

         Consolidated Statements of Financial Condition, March 31, 2002
         (Unaudited) and September 30, 2001......................................................4

         Consolidated Statements of Income, (Unaudited) three months and six months ended
         March 31, 2002 and March 31, 2001.......................................................5

         Consolidated Statement of Changes in Stockholders' Equity, (Unaudited)
         six months ended March 31, 2002.........................................................6

         Consolidated Statements of Cash Flows, (Unaudited) six months ended
         March 31, 2002, and March 31, 2001......................................................7

         Notes to (Unaudited) Consolidated Financial Statements, March 31, 2002..................9

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................................16

Part II - Other Information

Item 1. Legal Proceedings.......................................................................25

Item 2. Changes In Securities...................................................................25

Item 3. Defaults Upon Senior Securities.........................................................25

     Item 4.  Submission of Matters To a Vote of Security Holders...............................25

Item 5. Other Information.......................................................................25

Item 6. Exhibits and Reports on Form 8-K........................................................25

Signature Page..................................................................................26


                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 March 31, 2002

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

                       EAST TEXAS FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                              ASSETS                                      March 31, 2002   September 30, 2001
                                                                         ---------------   -------------------
                                                                          (Unaudited)
Cash and due from banks                                                  $   1,972,145       $   2,013,647
Interest-bearing deposits with banks                                         1,249,643           2,824,364
Interest-earning time deposits with financial institutions                     300,000             600,000
Federal funds sold                                                             426,595              86,242
Investment securities available-for-sale                                       527,508           6,843,583
Mortgage-backed securities available-for-sale                               22,554,703          27,352,449
Investment securities held-to-maturity (estimated market
         value of $9,790,540 at March 31, 2002, and
         $8,075,494 at September 30, 2001)                                   9,744,850           7,765,537
Mortgage-backed securities held-to-maturity (estimated
         market value of $30,972,950 at March 31, 2002
         and $36,585,979 at September 30, 2001)                             30,691,165          35,879,076
Loans receivable, net of allowance for credit losses of $723,424
         at March 31, 2002 and $769,225 at September 30, 2001              132,380,753         115,847,396
Accrued interest receivable                                                  1,301,126           1,285,582
Federal Home Loan Bank stock, at cost                                        4,388,700           4,323,900
Premises and equipment                                                       2,606,827           2,656,988
Foreclosed assets, net                                                         361,085             259,498
Goodwill, net                                                                2,170,381           2,170,381
Mortgage servicing rights                                                      123,148             174,128
Other assets                                                                   867,086           1,698,338
                                                                         -------------       -------------

         Total Assets                                                    $ 211,665,715       $ 211,781,109
                                                                         =============       =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
         Noninterest deposits                                            $   3,460,751       $   3,319,015
         Interest-bearing deposits                                         103,288,767         112,292,026
                                                                         -------------       -------------
             Total deposits                                                106,749,518         115,611,041

         FHLB advances                                                      83,120,947          74,468,248
         Advances from borrowers for taxes and insurance                       404,211           1,267,900
         Federal income taxes
              Current                                                          510,580                   0
              Deferred                                                         517,175             670,706
         Accrued expenses and other liabilities                              1,840,759           1,849,333
                                                                         -------------       -------------
         Total liabilities                                                 193,143,190         193,867,228
                                                                         -------------       -------------
Stockholders' equity:
         Preferred stock, $0.01 par value, 500,000
            shares authorized, none outstanding
         Common stock, $0.01 par value, 5,500,000 shares authorized,
            1,884,492 shares issued and 1,162,320 outstanding                   18,845              18,845
         Additional paid-in-capital                                         12,473,302          12,473,302
         Unearned employee stock ownership plan shares                        (255,597)           (255,597)
         Retained earnings (substantially restricted)                       15,106,032          14,199,357
         Accumulated other comprehensive income                                 47,225             345,256
         Treasury stock, 722,172 shares at cost                             (8,867,282)         (8,867,282)
                                                                         -------------       -------------

              Total stockholder's equity                                    18,522,525          17,913,881
                                                                         -------------       -------------

              Total liabilities and stockholders' equity                 $ 211,665,715       $ 211,781,109
                                                                         =============       =============


The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                Three Months                       Six Months
                                                               Ended March 31,                   Ended March 31,
                                                             2002             2001            2002             2001
                                                         -----------      -----------      -----------      -----------

INTEREST INCOME
        Loans receivable:
             First Mortgage                              $ 1,597,670      $ 1,645,319      $ 3,157,844      $ 3,301,654
             Consumer and other loans                        867,946          498,543        1,650,886          937,061
        Securities available-for-sale:
             Investment securities                            42,346          165,417          126,173          363,769
             Mortgage-backed securities                      104,106          663,612          372,668        1,478,132
        Securities held-to-maturity:
             Investment securities                           154,181          347,660          309,260          742,450
             Mortgage-backed securities                      496,414          290,076        1,023,377          373,996
        Deposits with banks:                                  10,718           26,691           27,529           59,950
                                                         -----------      -----------      -----------      -----------

             Total interest income                         3,273,381        3,637,318        6,667,737        7,257,012
                                                         -----------      -----------      -----------      -----------

INTEREST EXPENSE

        Deposits                                           1,010,237        1,506,257        2,224,652        2,947,657
        FHLB advances                                        649,423        1,030,196        1,332,433        2,299,038
                                                         -----------      -----------      -----------      -----------

             Total interest expense                        1,659,660        2,536,453        3,557,085        5,246,695
                                                         -----------      -----------      -----------      -----------

             Net interest income before
                provision for loan losses                  1,613,721        1,100,865        3,110,652        2,010,317

        Provision for loan losses                            101,438            7,405          111,197           23,639
                                                         -----------      -----------      -----------      -----------

             Net interest income after
               provision for loan losses                   1,512,283        1,093,460        2,999,455        1,986,678
                                                         -----------      -----------      -----------      -----------

NONINTEREST INCOME
        Gain (loss) on sale of                                43,639          188,829          452,173          199,298
        interest-earning assets
        Loan origination and commitment fees                  33,506           22,756           82,995           42,655
        Loan servicing fees                                  (23,197)          20,723          (59,318)          30,917
        Other                                                 81,560           92,757          198,028          181,640
                                                         -----------      -----------      -----------      -----------

             Total noninterest income                        135,508          325,065          673,878          454,510
                                                         -----------      -----------      -----------      -----------

NONINTEREST EXPENSE
        Compensation and benefits                            653,324          573,566        1,290,095        1,137,040
        Occupancy and equipment                              114,668          109,364          221,907          224,703
        SAIF deposit insurance premium                         5,279            5,052           10,473           10,376
        Foreclosed assets, net                                20,235          (28,640)          35,231          (25,654)
        Goodwill amortization                                      0           39,206                0           78,418
        Other                                                274,267          252,507          531,374          470,228
                                                         -----------      -----------      -----------      -----------

             Total noninterest expense                     1,067,773          951,055        2,089,080        1,895,111
                                                         -----------      -----------      -----------      -----------

Income (loss) before provision for income                    580,018          467,470        1,584,253          546,077
taxes

Income tax expense (benefit)                                 210,277          176,271          561,346          205,826
                                                         -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                        $   369,741      $   291,199      $ 1,022,907      $   340,251
                                                         ===========      ===========      ===========      ===========

Earnings per common share                                $      0.33      $      0.26      $      0.91      $      0.31
Earnings per common share - assuming                            0.32             0.26             0.90             0.31
dilution

The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


       SIX MONTHS ENDED
        March 31, 2002

                            Common Stock and                   Unrealized                                                  Total
                           Additional Paid in  Unallocated   Gain(loss) on    Retained       Treasury    Comprehensive Stockholders'
                                Capital        ESOP Shares   AFS Securities   Earnings        Stock          Income       Equity
                           ------------------  ------------  --------------  ------------  ------------- -------------  ------------
Balance September 30, 2001    $ 12,492,147     $ (255,597)     $ 345,256     $ 14,199,357  $ (8,867,282) $             $ 17,913,881

Comprehensive income:
  Net Income                                                                    1,022,907                   1,022,907
  Unrealized holding losses                                     (298,031)                                    (298,031)
                                                                                                         ------------
Comprehensive income                                                                                     $    724,876       724,876
                                                                                                         ============

Deferred compensation
     amortization

Payment of cash dividends                                                        (116,232)                                 (116,232)

Balance March 31, 2002        $ 12,492,147     $ (255,597)     $  47,225     $ 15,106,032  $ (8,867,282)               $ 18,522,525
                              ============     ==========      =========     ============  ============                ============


The accompanying notes are an integral part of the consolidated financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For the Six Months Ended
                                                                              March 31,
                                                                        2002             2001
                                                                    ------------     ------------
Cash flows from operating activities:
    Net income                                                      $ 1,022,907      $   340,251
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Amortization of deferred loan origination fees                 (1,808)          (3,809)
          Amortization of premiums and discounts on investment
             securities, mortgage-backed securities, and loans           (7,839)         (15,250)
          Amortization of goodwill                                            0           78,418
          Compensation charge related to release of ESOP shares               0            9,364
          Depreciation                                                   79,427           95,415
          Provision for loan losses                                     111,197           23,637
          Deferred income taxes                                               0          215,426
          Stock dividends on FHLB stock                                 (64,800)        (123,400)
          Amortization of mortgage servicing rights                     121,324           58,466
          Net (gain) loss on sale of:
                         Loans held for sale                            (56,327)          (8,235)
                         Fixed assets                                     8,287                0
                         Foreclosed assets                               19,943          (30,458)
                         Interest earning assets                       (325,503)        (171,884)
          Proceeds from loan sales                                    6,589,095        1,704,418
          Originations of loans held for sale                        (6,532,768)      (2,008,688)
          (Increase) decrease in
                         Accrued interest receivable                    (15,544)         119,602
                         Other assets                                   831,252         (471,862)
          Increase (decrease) in:
                         Federal income tax payable                     510,580          (31,275)
                         Accrued expenses and other liabilities          (8,851)        (597,672)

                                                                    -----------      -----------
Net cash provided (used) by operating activities                      2,280,572         (817,536)
                                                                    -----------      -----------


The accompanying notes are an integral part of the financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                         For the Six Months Ended
                                                                                 March 31,
                                                                         2002                2001
                                                                     -------------      -------------
Cash flows from investing activities
       Net (increase) decrease in interest-earning time deposits     $     300,000      $      98,000
       Net (increase) decrease in fed funds sold                          (340,353)        (1,278,227)
       Purchase of securities held-to-maturity                          (2,000,000)        (4,751,239)
       Proceeds from sale of securities available-for-sale               6,308,899          1,495,125
       Proceeds from maturities of securities available-for-sale            25,000             20,000
       Proceeds from maturities of securities held-to-maturity                   0         15,500,000
       Proceeds from sale of mortgage-backed securities                          0          3,961,253
       available-for-sale
       Purchases of mortgage-backed securities
           available-for-sale                                           (6,522,879)                 0
       Purchase of mortgage-backed securities held-to-maturity          (7,627,398)       (15,447,927)
       Principal payments on mortgage-backed securities                 11,177,578          2,141,344
       available-for-sale
       Principal payments on mortgage-backed securities held-to-        12,842,999            631,573
           maturity
       Proceeds from redemption of FHLB stock                                    0              1,900
       Net increase in loans                                           (16,946,517)        (3,167,669)
       Proceeds from sale of foreclosed assets                             182,240             82,772
       Proceeds from recovery of charged off loans                               0              9,644
       Acquisition costs related to foreclosed assets                       (2,974)            (2,151)
       Expenditures for premises and equipment                             (37,553)           (32,953)
       Origination of mortgage servicing rights                            (70,344)           (19,179)
                                                                     -------------      -------------

Net cash provided (used) by investing activities                        (2,711,302)          (757,734)

Cash flows from financing activities:
       Net increase (decrease) in:
       Deposits                                                         (8,861,523)        11,062,925
       Advances from borrowers                                            (860,437)          (889,952)
       Proceeds from advances from Federal Home Loan Bank              354,000,000        530,120,000
       Payment of advances from Federal Home Loan Bank                (345,347,301)      (537,473,556)
       Dividends paid to stockholders                                     (116,232)          (116,232)
                                                                     -------------      -------------

Net cash provided (used) by financing activities                        (1,185,493)         2,703,185
                                                                     -------------      -------------

Net increase (decrease) in cash and cash equivalents                    (1,616,223)         1,127,915

Cash and cash equivalents at beginning of the period                     4,838,011          2,204,723
                                                                     -------------      -------------

Cash and cash equivalents at end of the period                       $   3,221,788      $   3,332,638
                                                                     =============      =============

Supplemental disclosure:
       Cash paid for:
       Interest on deposits                                          $   1,499,090      $   1,571,080
       Interest on FHLB advances and other borrowed funds                1,332,433          2,286,009
       Income taxes                                                         25,380                  0

       Transfers from loans to real estate and other
          assets acquired through foreclosures                             415,923            269,147

       Loans made to facilitate the sale of foreclosed assets              128,187            119,435


The accompanying notes are an integral part of the financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY


             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

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

NOTE 2 - EARNINGS PER SHARE

Earnings per common share for the three months and six months ended March 31, 2002 and 2001, has been computed based on net income divided by the weighted average number of common shares outstanding during the period. For the three months and six months ended March 31, 2002 and 2001, the weighted average number of shares outstanding totaled 1,123,979 and 1,110,416 shares respectively.

Earnings per common share - assuming dilution, for the three months and six months ended March 31, 2002 and 2001, has been computed based on net income divided by the weighted average number of common shares outstanding. In addition, it includes the effects of all dilutive potential common shares that were outstanding during the period. For the three months ended March 31, 2002 and 2001, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,150,703 and 1,110,416, shares respectively. For the six months ended March 31, 2002 and 2001, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,137,079 and 1,110,421 shares respectively.

For both earnings per share and earnings per common share - assuming dilution and as prescribed by the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employer's Accounting for Employees Stock Ownership Plans, the weighted average number of shares outstanding does not include unallocated Employee Stock Ownership Plan ("ESOP") shares.

See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three-month and six-month periods ended March 31, 2002 and 2001.

NOTE 3 - SECURITIES

The carrying values and estimated market values of investment securities available-for-sale as of March 31, 2002, by type of security are as follows:



                       Principal         Unamortized          Unearned           Unrealized          Carrying
                        Balance            Premiums           Discounts         Gain/(Loss)           Value
                     --------------     ---------------     --------------     ---------------    ---------------
Municipal bonds    $       510,000    $              0    $         3,388    $         20,896   $        527,508
                     --------------     ---------------     --------------     ---------------    ---------------

                   $       510,000    $              0    $         3,388    $         20,896   $        527,508
                     --------------     ---------------     --------------     ---------------    ---------------

The amortized cost and estimated market values of investment securities held-to-maturity as of March 31, 2002, are as follows:


                                                             Gross              Gross             Estimated
                                        Amortized         Unrealized          Unrealized           Market
                                          Cost               Gains              Losses              Value
                                      --------------     --------------     ---------------     --------------
Debt securities:

      U. S. government agency       $     3,482,349    $        74,762    $         81,260    $     3,475,851

      Corporate Debt                      6,262,501             83,805              31,617          6,314,689
                                      --------------     --------------     ---------------     --------------

           Total debt securities    $     9,744,850    $       158,567    $        112,877    $     9,790,540
                                      --------------     --------------     ---------------     --------------


The amortized cost and estimated market values of investment securities held-to-maturity as of March 31, 2002, by contractual maturity are shown below:



                                                                Estimated
                                                 Amortized        Market
                                                   Cost           Value
                                             --------------  ---------------
    Due in one year through two years        $  1,000,000    $   1,035,000

    Due in two years through three years                         1,049,055
                                                  996,920

    Due in three years through six years                         5,787,745
                                                5,747,930

    Due after six years                         2,000,000        1,918,740
                                              ------------    -------------

           Total debt securities             $  9,744,850    $   9,790,540
                                              ------------    -------------

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of March 31, 2002, by type of security are as follows:


                       Principal         Unamortized          Unearned          Unrealized           Carrying
                        Balance            Premiums           Discounts         Gain/(Loss)           Value
                     --------------     ---------------     --------------     --------------     ---------------

Fixed Rate         $     1,376,095    $              0    $        10,190    $        40,030    $      1,405,935

Adjustable Rate         21,026,317             116,483              4,659             10,627          21,148,768
                     --------------     ---------------     --------------     --------------     ---------------

                   $    22,402,412    $        116,483    $        14,849    $        50,657    $     22,554,703
                     --------------     ---------------     --------------     --------------     ---------------


The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of March 31, 2002, by type of security are as follows:


                                                                                                    Estimated
                       Principal         Unamortized          Unearned           Carrying             Market
                        Balance            Premiums           Discounts            Value              Value
                     --------------     ---------------     --------------     --------------     ---------------
Fixed Rate         $    21,549,406    $         34,133    $        18,329    $    21,565,210    $     21,767,928

Adjustable Rate          9,129,202              13,279             16,526          9,125,955           9,205,022
                     --------------     ---------------     --------------     --------------     ---------------

                   $    30,678,608    $         47,412    $        34,855    $    30,691,165    $     30,972,950
                     --------------     ---------------     --------------     --------------     ---------------


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

Goodwill will not be amortized but must be tested for impairment at least annually at the reporting unit level. Any impairment of the amount of goodwill reported must be expensed through the income statement in the period that the impairment is discovered. This Statement is required to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the nonamortization and amortization provisions of this Statement. The Company adopted this statement as of October 1, 2001, the beginning of its fiscal year. During the quarter ended March 31, 2002, the Company completed its initial test for impairment of the goodwill recorded in the statement of financial position. The Company utilized the services of an independent consulting firm to test goodwill recorded in the statement of financial position for possible impairment. Based upon the analysis of the independent consulting firm and its own analysis, the Company has concluded that no impairment of the goodwill exists as of the most recent fiscal year-end, September 30, 2001. As a result, the Company will not make any adjustment to the amount of goodwill recorded in the statement of financial position.

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


     Balance, September 30, 1999                                       147,276
         Granted                                                         4,500
         Exercised at $9.42 per share                                      -0-
         Forfeited and expired                                             -0-
                                                                       -------

     Balance, September 30, 2000                                       151,776
         Granted                                                           -0-
         Exercised at $9.42 per share                                      -0-
         Forfeited and expired                                             -0-
                                                                       -------
     Balance, September 30, 2001                                       151,776
                                                                       =======


Options exercisable at March 31, 2002 under stock option plan          148,776
                                                                       =======

Shares available for future grants                                      22,662
                                                                       =======


During the six months ended March 31, 2002, no options were exercised, issued, or forfeited.

NOTE 6 - ADVANCES FROM FEDERAL HOME LOAN BANK

The outstanding advances from the FHLB consisted of the following at March 31, 2002:

        Maturity          Balance          Rate
      -------------    --------------     ------

        04/03/02        $ 2,500,000        1.88%

        04/04/02        $36,500,000        1.92%

        12/05/02        $ 5,000,000        2.41%

        12/05/03        $ 5,000,000        3.58%

        02/15/03        $   100,000        6.00%

        03/10/03        $ 2,000,000        2.78%

        03/10/03        $ 2,000,000        5.00%

        09/01/03        $   804,796        6.25%

        12/31/04        $   233,026        6.09%

        02/15/04        $   100,000        6.01%

        01/03/05        $    63,837        6.03%

        02/15/05        $   100,000        6.04%

        02/15/06        $   150,000        6.05%

        04/11/11        $ 5,000,000        3.91%

        04/11/11        $ 5,000,000        3.73%

        04/11/11        $ 5,000,000        4.25%

        06/07/11        $ 5,000,000        4.38%

        01/01/13        $   403,171        6.09%

        01/01/13        $   383,249        6.13%

        02/01/13        $   379,997        5.91%

        03/03/14        $   709,394        5.45%

        04/01/14        $   687,179        5.97%

        05/01/14        $   934,705        5.66%

        06/01/14        $   713,837        5.90%

        07/01/14        $   662,631        6.38%

        08/01/14        $   481,537        6.37%

        09/01/14        $   609,139        6.59%

        10/01/14        $   535,449        6.86%

        11/03/14        $ 1,321,821        6.77%

        12/01/14        $   451,395        6.57%

        01/01/15        $   295,784        6.73%
                        -----------
      Total Advances    $83,120,947
                        ===========



Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by all stock and deposit accounts in the FHLB, mortgage collateral, securities collateral, and other collateral.

NOTE 7 - PROFORMA EFFECTS OF SFAS NO. 142

SFAS No. 142 requires that all periods presented in the statements of income must be adjusted to exclude amortization expense (including any related tax effects) recognized in the periods presented related to goodwill. The following are condensed income statements showing restatement of income for the three and six months ended March 31,2001.

                                                    Three Months     Six Months
                                                       Ended            Ended
                                                   March 31, 2001   March 31, 2001
                                                    (Unaudited)      (Unaudited)
                                                   --------------   --------------
     Reported net income                            $    291,199     $   340,251
     Add back: goodwill amortization                      39,206          78,418

                                                     -----------     -----------

     Adjusted net income                            $    330,405     $   418,669
                                                     ===========     ===========

     Earnings per common share and
     earnings per common share - assuming dilution

           Reported net income                      $       0.26  $         0.31
           Goodwill amortization                            0.04            0.07
                                                     -----------     -----------


     Adjust Earnings per share                      $       0.30  $         0.38
                                                     ===========     ===========




NOTE 8 - CHANGES IN ACCOUNTING ESTIMATE

During the quarter ended March 31, 2002, the Company elected to make changes to the assumptions and actuarial method for its Defined Benefit Plan. The valuation interest rate was increased from 7.00% to 7.50%, the projected compensation increase rate was reduced to 5.00% from 6.00%, and the asset method for actuarial value of assets was changed to a 5-year smoothing method from an annual basis. All of the changes were made in order to more closely reflect the Company's future long-term expectations. The changes should have the effect of reducing fluctuations in the net periodic pension cost and minimum required funding of the plan. The changes were effective for the plan year beginning October 1, 2001.

For the fiscal year beginning October 1, 2001, the Company's estimated net periodic pension cost under the previous actuarial assumptions and methods was approximately $291,000. Under the revised assumptions, the estimated net periodic pension cost is approximately $238,000. On an after-tax basis, the change in net income in the current fiscal year due to the change in accounting estimate is approximately $35,000.

NOTE 9 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Company's allowance for loan losses.


                                                                 Six Months Ended       Quarter Ended       Quarter Ended
                                                                  March 31, 2002        March 31, 2002     December 31,  2001
                                                                 -----------------     ----------------    ------------------
Dollars in Thousands
         Balance at beginning of period                                 $ 769                $ 721                $ 769

         Charge-offs:
            One-to-four family                                             (3)                  (3)                   0
            Consumer and other loans                                     (173)                (112)                 (61)
                                                                        -----                -----                -----
                Total charge-offs                                        (176)                (115)                 (61)
                                                                        -----                -----                -----

         Recoveries:
            One-to-four family                                              0                    0                    0
            Consumer and other loans                                       19                   16                    3
                                                                        -----                -----                -----
                Total recoveries                                           19                   16                    3
                                                                        -----                -----                -----


         Net (charge-offs)/recoveries                                    (157)                 (99)                 (58)

         Additions charged to income                                      111                  101                   10
                                                                        -----                -----                -----

         Balance at end of period                                       $ 723                $ 723                $ 721
                                                                        =====                =====                =====

         Ratio of net charge-offs/recoveries during the period to
            average loans outstanding during the period                 (0.12)%              (0.08)%              (0.04)%
                                                                        =====                =====                =====

         Ratio of net charge-offs/recoveries during the period to
            average non-performing assets                              (12.94)%              (9.09)%             (3.85)%
                                                                        =====                =====                =====


The distribution of the Company's allowance for losses at the dates indicated is summarized as follows:



                                    March 31, 2002                    September 30, 2001
                             ------------------------------     -----------------------------
                                                 Percent                             Percent
                                                   of                                  of
                                                  Loans                               Loans
                                               Category to                         Category t
                              Amount of Loan      Total           Amount of Loan      Total
                              Loss Allowance      Loans           Loss Allowance      Loans
                             ------------------------------     -----------------------------
                                 (Dollars in Thousands)             (Dollars in Thousands)
   One-to-four family         $       113            0.12%        $        148          0.16%
   Consumer and other loans           248            0.66                  325          1.21
   Unallocated                        362             N/A                  296           N/A
                                 ---------      ----------           ----------    ----------
      Total                   $       723                         $        769
                                 =========                           ==========


                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 March 31, 2002

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

FINANCIAL CONDITION

Total assets were $211.7 million at March 31, 2002, a $115,000 decrease from the $211.8 million reported at September 30, 2001, the Company's most recent fiscal year end. The decrease in total assets was the result of a $6.3 million decrease in investment securities available-for-sale, a $5.2 million decrease in mortgage-backed securities held-to-maturity, a $4.8 million decline in mortgage-backed securities available-for-sale, a $1.6 million decrease in interest-earning deposits with banks, and an $831,000 decrease in other assets. The decreases were partially offset by a $16.5 million increase in loans receivable, a $1.9 million increase in investment securities held to maturity, and a $340,000 increase in federal funds sold.

At March 31, 2002, loans-receivable totaled $132.4 million, an increase of $16.5 million or 14.3% over the $115.8 million at September 30, 2001. The increase in loans-receivable was primarily the result of the Company's continued efforts to increase the origination of consumer, commercial, and commercial real estate loans.

The origination of consumer, commercial, and commercial real estate loans is primarily conducted through the Company's full service banking location in Gilmer, Texas and the S. Broadway office in Tyler, Texas. The Company originates these loans through direct contacts with existing or potential new customers and indirectly through a network of automobile dealers in the Tyler and Gilmer markets. Prior to purchasing a loan contract from a dealer, the Company underwrites each indirect loan in the same manner as its direct loans. For the six months ended March 31, 2002, the Company originated approximately $ 14.0 million in one-to-four family residential loans, which included loans for the purchase, refinance, or, construction of one-to-four family homes. The Company originated approximately $32.8 million in consumer, (including home-equity), commercial and commercial real estate loans during the six months ended March 31, 2002. Approximately $9.9 million of the consumer, commercial and commercial real estate loans was originated on an indirect basis.

Investment securities available-for-sale decreased by $6.3 million from $6.8 million at September 30, 2001 to $528,000 at March 31, 2002. The decrease was the result of the Company's decision to sell approximately 50% of its corporate debt securities portfolio. The Company elected to sell the corporate bonds in order to provide liquidity to fund loans and reduce the Company's exposure to possible downgrades of ratings on corporate debt in the portfolio. This portfolio now consists of municipal bonds, primarily issued by Upshur County, where the Company's Gilmer office is located.

Investment securities held-to-maturity was reported as $9.7 million at March 31, 2002, an increase of $1.9 million from the $7.8 million reported at September 30, 2001. The increase was the result of additional purchases of bonds during the six months ended March 31, 2002. This portfolio consists of approximately $3.5 million of debt issued by governmental agencies such as Federal National Mortgage Corporation, Federal Home Loan Mortgage Corporation, or the Federal Home Loan Bank System and approximately $6.2 million of corporate debt securities. All securities in the portfolio are fixed rate and term.

Mortgage-backed securities available-for-sale totaled $22.6 million at March 31, 2002, a decrease of $4.8 million from the $27.4 million at September 30, 2001. The decrease was primarily the result of the principle repayments on the securities during the six months ended March 31, 2002.

Mortgage-backed securities held-to-maturity portfolio totaled $30.7 million at March 31, 2002, an increase of $5.2 million from the $35.9 million reported at September 30, 2001. The increase was primarily due to the Company's decision to reinvest funds in this portfolio from cash flow from its mortgage-backed securities available-for-sale portfolio. The additional securities purchased were primarily adjustable rate.

Total deposits were $106.7 million at March 31, 2002, a $8.9 million decrease from the $115.6 million reported at September 30, 2001. The decrease was primarily the result of declines in certificates of deposit balances as the Company elected not to pay higher interest rates on renewing certificates of deposits during the period.

The Company reported $83.1 million in borrowed funds at March 31, 2002, an increase of $8.6 million from the $74.5 million reported at September 30, 2001. The increase was primarily due to the Company's decision to utilize advances from the FHLB to fund loans and investments.

Stockholder's equity totaled $18.5 million at March 31, 2002, an increase of $609,000 from the $17.9 million reported at September 30, 2001. The increase was primarily attributable to a net increase in retained earnings of $906,000 which was partially offset by a decline in accumulated other comprehensive income of $298,000. The increase in retained earnings was due to the $1.0 million in net income less $116,000 in cash dividends paid during the six months ended March 31, 2002.


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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002
         AND MARCH 31, 2001

General. Net income for the three months ended March 31, 2002 was $370,000 or $.33 per share, an increase of $79,000 from the $291,000, or $.26 per share, reported for the three months ended March 31, 2001. The increase in net income was attributable to a $419,000 increase in net interest income after provision for loan losses, which was partially offset by a $190,000 decrease in noninterest income, a $117,000 increase in non-interest expense, and a $34,000 increase in income tax expense.

Net Interest Income. For the quarter ended March 31, 2002, net interest income before provision for loan losses totaled $1.6 million, an increase of $513,000 over the $1.1 million reported for the quarter ended March 31, 2001. On an annualized basis, the $1.6 million in net interest income for the current quarter was approximately 3.21% of average interest-earning assets and 3.07% of average total assets. For the quarter ended March 31, 2001, the $1.1 million in net interest income before provisions for loan losses was approximately 2.28% of average interest-earning assets and 2.17% of average total assets. Average interest-earning assets were approximately $200.8 million for the quarter ended March 31, 2002, compared to $192.9 million for the quarter ended March 31, 2001.

Total interest income was $3.3 million for the quarter ended March 31, 2002, a decrease of $364,000 from the $3.6 million reported for the quarter ended March 31, 2001. The decrease was primarily due to a decline in interest on mortgage-backed securities available-for-sale of $560,000, a decline in combined interest on investment securities available-for-sale and investment securities held-to-maturity of approximately $317,000, and a decline in interest on mortgage loans of $48,000. The declines in interest income were partially offset by a $369,000 increase in interest income on consumer and other loans and a $206,000 increase in income on mortgage-backed securities held-to-maturity.

Interest income on loans-receivable was $2.5 million for the quarter ended March 31, 2002, compared to 2.1 million for the quarter ended March 31, 2001. On an annualized basis, the $2.5 million was approximately 7.73% of average loans-receivable balances outstanding for the quarter ended March 31, 2002, compared to approximately 8.21% for the quarter ended March 31, 2001. The increase in interest income on the loan portfolio was primarily the result of an increase in consumer, commercial and commercial real estate loan balances. The overall decline in interest rates over the past 12 months and the number of mortgage loans refinanced by the Company contributed to the decline in overall yield on the loan portfolio.

Interest  income  from  mortgage-backed  securities  available-for-sale  totaled
$104,000 for the quarter ended March 31, 2002, compared to $664,000 for the quarter ended March 31, 2001. The decrease in income was due to a decline in the balance of the portfolio from $39.0 million at March 31, 2001 to $22.6 million at March 31, 2002. The decline in the balance in the portfolio resulted from the sale of securities, principle repayments, and the Company's decision to re-direct the cash flow into its loan portfolio.

Interest income from the investment securities held-to-maturity portfolio was $154,000 for the quarter ended March 31, 2002, compared to $348,000 for the quarter ended March 31, 2001. The decrease in income from the portfolio was due to a decline in the balance in the portfolio from $15.2 million at March 31, 2001 to $9.7 million at March 31, 2002. At March 31, 2001, the portfolio was primarily comprised of debt issued by Government agencies such as FHLMC, FNMA and the Federal Home Loan Bank System and corporate debt securities. The agency securities had call options at the discretion of the issuer. As interest rates declined in 2001, the issuer elected to call the bonds. The Company elected to redirect cash flow from the called bonds into its mortgage-backed securities held-to-maturity portfolio, its investment securities held-to-maturity portfolio, and its loans receivable portfolio. The result was a decline in the average balance on the portfolio and a decrease in income from the portfolio.

Interest income on mortgage-backed securities held-to-maturity totaled $496,000 for the quarter ended March 31, 2002, an increase of $206,000 from the $290,000 reported for the quarter ended March 31, 2001. The increase was due primarily to an increase in the balance in the portfolio from $19.1 million at March 31, 2001 to $30.7 million at March 31, 2002 as the Company invested excess cash flow into adjusted rate mortgage securities.

Interest paid to depositors totaled $1.0 million for the quarter ended March 31, 2002, a decrease of $496,000 from the $1.5 million reported for the quarter ended March 31, 2001. On an annualized basis, the $1.0 million in interest expense on deposits was approximately 3.76% for the quarter ended March 31, 2002, compared to 5.47% for the quarter ended March 31, 2001. The decline in interest expense was primarily attributable to a decline in certificate of deposit account balances as the Company elected not to pay higher rates on renewing certificates of deposit. The Company relied more heavily on advances from the FHLB.

Interest on FHLB advances was $649,000 for the quarter ended March 31, 2002, compared to $1.0 million for the quarter ended March 31, 2001. The decrease in interest expense was a direct result of declining interest rates during 2001. At March 31, 2001, the Company had approximately $35.0 million in short-term advances, which re-priced approximately every 30 days. As short-term interest rates declined in 2001 and 2002, the Company benefited from an overall lower cost of borrowing as the rate of interest on the short-term advances declined substantially. The short-term advances had an interest rate of 1.92% at March 31, 2002, compared to 5.12% at March 31, 2001.

Provision for Loan Losses. The Company made $101,000 in provision for loan losses for the quarter ended March 31, 2002, compared to $7,000 for the quarter ended March 31, 2001. The increase in provision for loan losses was the result of the Company's decision to establish additional allowances for loan losses, due to the increase in volume of consumer and commercial lending. See "Asset Quality" and Note 9.

Noninterest Income. Noninterest income totaled $136,000 for the quarter ended March 31, 2002 compared to $325,000 for the quarter ended March 31, 2001, a $189,000 decrease. The decrease was primarily due to a decline in gains on the sale of interest-earning assets from $189,000 for the quarter ended March 31, 2001 to $44,000 for the quarter ended March 31, 2002. In 2001, the Company elected to sell a significant portion of the securities acquired in the Gilmer Savings Bank acquisition. They were predominately small balance securities and generally securities the Company would not normally hold in portfolio. For the quarter ended March 31, 2002, the $44,000 in gains on the sale of interest-earning assets was the result of gains on the sale of mortgage loans into the secondary market.

Also, loan servicing fees were reported as a negative $23,000 for the quarter ended March 31, 2002, compared to $21,000 for the quarter ended March 31, 2001. The decrease in income was primarily due to the amortization of previously recognized mortgage servicing rights.

As mortgage interest rates declined in 2001 and 2002, loan customers refinanced their mortgages. Any remaining balance in originated mortgage servicing rights associated with the loan must be expensed at the time the loan is refinanced or paid off. The expense is an offset to monthly serving fees in the loans. The result was an overall decline in net loan servicing fee income.

Noninterest Expense. Noninterest expense was $1.1 for the quarter ended March 31, 2002, an increase of $117,000 from the $951,000 for the quarter ended March 31, 2001. The increase in noninterest expense was primarily the result of an $80,000 increase in compensation and benefits expense, mainly associated with the Company's defined benefit pension plan and normal increases in employee compensation. In addition, net expenses associated with the Company's foreclosed asset portfolio increased to $20,000 for the quarter ended March 31, 2002 from a negative $29,000 for the quarter ended March 31, 2001. The negative expense for the quarter ended March 31, 2001 was primarily due to gains on the sale of foreclosed real estate.

Provision for Income Taxes. The Company incurred federal income tax expense of $210,000 or 36.3% or pre-tax income for the quarter ended March 31, 2002, compared to $176,000 or 37.7% or pre-tax income for the quarter ended March 31, 2001.


COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2002
         AND MARCH 31, 2001

General. For the six months ended March 31, 2002, the Company reported net income of $1.0 million or $.91 per common share and $.90 per common share - assuming dilution, compared to $340,000 or $.31 per common share and $.31 per common share - assuming dilution for the six months ended March 31, 2001. The increase in net income was due to a $1.0 million increase in net interest income after provisions for loan losses and a $219,000 increase in noninterest income. The increases were partially offset by a $356,000 increase in income tax expense and a $194,000 increase in noninterest expense.

Net Interest Income. For the six months ended March 31, 2002, net interest income before provisions for loan losses totaled $3.1 million, an increase of $1.1 from the $2.0 million reported for the six months ended March 31, 2001. On an annualized basis, the $3.1 million in net interest income before provisions for loan losses for the current period was approximately 3.10% of average interest earning assets and 2.95% of average total assets. For the six months ended March 31, 2001, the $2.0 million in net interest income before provisions for loan losses was, on an annualized basis, approximately 2.09% of average interest earning assets and 1.99% of average total assets. Average interest earning assets were approximately $201.1 million for the six months ended March 31, 2002, compared to $192.2 million for the six months ended March 31, 2001.

Total interest income was $6.7 million or 6.63%, on an annualized basis, of average interest earning assets for the six months ended March 31, 2002, compared to $7.3 million or 7.49% of average interest earning assets for the six months ended March 31, 2001. The decrease was primarily due to a decline in interest on mortgage-backed securities available-for-sale of $1.1 million, a decline in combined interest on investment securities available-for-sale and investment securities held-to-maturity of approximately $671,000, and a decline in interest on mortgage loans of $144,000. The declines in interest income were partially offset by a $714,000 increase in interest income on consumer and other loans and a $649,000 increase in mortgage-backed securities held-to-maturity.

Interest income on loans receivable totaled $4.8 million for the six months ended March 31, 2002 an increase of $570,000 from the $4.2 million reported for the six months ended March 31, 2001. Average loans receivable balances increased to $123.6 million for the six months ended March 31, 2002 from $103.7 million for the six months ended March 31, 2001. For the six months ended March 31, 2002, the $4.8 million in interest income on loans receivable was, on an annualized basis, approximately 7.78% of average loans receivable, compared to 8.17% for the six months ended March 31, 2001. The increase in interest income on loans receivable was primarily attributable to the increase in loan balances outstanding during the six months ended March 31, 2002, compared to the six months ended March 31, 2001. The increase in loans receivable was the result of the Company's continued focus on the origination of consumer and commercial real estate loans. Consumer loans outstanding, including home equity and improvement loans, increased from approximately $18.1 million at March 31, 2001 to approximately $44.1 million at March 31, 2002.

Interest income from mortgage-backed securities available-for sale totaled $373,000 for the six months ended March 31, 2002, compared to $1.5 million for the six months ended March 31, 2001. The decrease in income was primarily attributable to a decrease in the balance in the portfolio from $39.0 million at March 31, 2001 to $22.4 million at March 31, 2002 as the Company sold securities in the portfolio and redirected cash flow from principle payments on the securities to its loan and other investment portfolios.

Interest income on investment securities held-to-maturity totaled $309,000 for the six months ended March 31, 2002, compared to $742,000 for the six months ended March 31, 2001. The decrease was due primarily to a decline in the balance in the portfolio from $15.2 million at March 31, 2001 to $9.8 million at March 31, 2002. The decline in balances in the portfolio was due to the Company's decision to sell a portion of its corporate debt holdings in the current period.


Interest income on mortgage-backed securities held-to-maturity was $1.0 million for the six months ended March 31, 2002, compared to $374,000 for the six months ended March 31, 2001. The increase in interest income on the portfolio was primarily the result of an increase in the balance outstanding in the portfolio from $19.0 million at March 31, 2001 to $30.7 million at March 31, 2002. The Company redirected excess cash flow into this portfolio, primarily to purchase adjustable rate securities.

Interest expense was $3.6 million for the six months ended March 31, 2002, a decrease of $1.6 million from the $5.2 million reported for the six-month period ended March 31, 2001. The $3.6 million in interest expense reported for the six month period ended March 31, 2002 was approximately 3.77% of average interest costing liabilities, compared to 5.74% for the same period in 2001.

Noninterest Income. Noninterest income was $674,000 for the six months ended March 31, 2002, compared to $455,000 for the six months ended March 31, 2001. The increase was attributable to a $253,000 increase in gains on sales of interest earning assets as the Company sold securities during the six months ended March 31, 2002. In addition, the Company reported $83,000 in loan origination and commitment fees, an increase of $40,000 over the $43,000 reported for the six months ended March 31, 2001. The additional fee income was due to the Company's decision to sell, into the secondary market, most of the one-to-four family loans originated during 2001 and 2002. The increases in noninterest income were partially offset by a $90,000 decline in loan servicing fees. The decline in loan serving fees was the result of the amortization of previously recorded originated mortgage servicing rights. With lower interest rates many borrowers refinanced their mortgage loans during 2001 and 2002. For any such loan on which the Company had previously recognized originated mortgage income, the unamortized balance of the rights was charged against loan servicing income.

Noninterest Expense. Noninterest expense was reported as $2.1 million for the six-month period ended March 31, 2002, a $194,000 increase from the $1.9 million reported for the six months ended March 31, 2001. The increase was primarily attributable to a $153,000 increase in compensation and benefits expense due to additional employees and normal compensation increases. A $61,000 increase in net expenses on foreclosed and repossessed assets accounted for a portion of the increase in noninterest expense. The increase in net expenses on foreclosed and repossessed assets was primarily due to expenses associated with the disposition of repossessed automobiles from the Company's consumer loan portfolio and other consumer installment loans.

A $78,000 decrease in amortization of goodwill offset a portion of the increase in noninterest expense. Under revised accounting guidelines for the year beginning October 1, 2001, the Company is no longer required to systematically amortize goodwill recorded on the statement of financial position. The Company now monitors, on at least an annual basis, the balance of goodwill in the financial statements for any possible impairment to the recorded amount. See
Note 4 and Note 7.

Provision For Income Taxes. The Company incurred federal income tax expense of $561,000 or 35.4% of pre-tax income for the six months ended March 31, 2002, compared to $206,000 or 37.7% of pre-tax income for the six months ended March 31, 2001.

ASSET QUALITY

At March 31, 2002, the Company's non-performing assets (non-performing loans plus foreclosed assets) totaled $1.1 million or .51% of total assets, compared to $1.6 million or .74% of total assets at September 30, 2001. At March 31, 2002, non-performing assets were comprised of non-accruing one-to-four family loans, consumer and other loans delinquent more than 90 days and still accruing foreclosed one-to-four family, and foreclosed consumer and other loans.

Non-performing loans at March 31, 2002 equaled $713,000 or .54% of loans receivable, compared to $1.3 million or 1.14% of loans receivable at September 30, 2001. The Company defines non-performing loans as any loan past due for 90 days or more. All such loans are accounted for on a nonaccrual basis by reserving for 100% of the accrued interest or placing the loan in a nonaccrual status when the loan reaches 90 days delinquent. At March 31, 2002 the Company had no loans which were contractually past 90 days or more and for which it was still accruing interest. At March 31, 2002, the Company had no "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditor for Troubled Debt Restructurings", or any other loans for which the Company has information about possible credit problems of borrowers that would cause management to have serious doubts as to the ability of such borrowers to comply with the preset loan repayment terms.

Classified assets totaled $2.2 million or 1.03% of total assets at March 31, 2002, compared to $2.7 million or 1.27% of total assets at September 30, 2001.

Classified assets and non-performing assets differ in that classified assets may include loans less than ninety (90) days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. At March 31, 2002, $2.0 million of classified assets were deemed to be substandard and $200,000 assets were classified as doubtful.


The Company's allowance for loan losses totaled $723,000 at March 31, 2002, compared to $769,000 September 30, 2001. The allowance for loan losses as a percentage of loans receivable equaled .55% at March 31, 2002 and 0.66% at September 30, 2001. The Company uses a methodology for estimating the adequacy of its allowance for loan loss that encompasses three separate components. The first component is a historical loss analysis of loans segregated by different loan categories. A three-year rolling average of annual net gains and losses on each category of loans is calculated and then summed together to comprise the first component. The second component is an estimate of losses on the Company's list of currently classified assets. A percentage, generally ranging from 5% to 50% of each classified asset, is applied to the balance of the asset. The percentage for each asset is combined to determine the second component. The third component is an unidentified risk component. The Company arbitrarily establishes a percentage of each category of net loans as an inherent or unidentified risk. The percentages range from .10% for one-to-four family to ..35% for consumer loans. The balance in each loan category is reduced for any loans specifically reviewed by the Company and any classified assets, before applying the percentage amounts. At March 31, 2002, the individual components were calculated to be $151,000 for the historical loss component, $308,000 for
the  classified  asset  component,   and  $201,000  for  the  unidentified  risk
component, a total of $661,000. At September 20, 2001, the individual components were calculated as $114,000 for the historical loss component, $331,000 for the classified asset component, and $156,000 for the unidentified risk component, a total of $601,000.

The increase in the historical loss component was a direct result of increased losses on the Company's consumer installment lending program, including its indirect auto-lending program. The decrease in the classified asset component was the result of the $520,000 decline in classified assets. The increase in the inherent risk component was due to the overall increase in the loan portfolio, primarily consumer installment loans, from $115.8 million at September 30, 2001 to $132.4 million at March 31, 2002.

The Company also establishes a specific loan loss allowance of 100% of the outstanding balance of loans that are severely past due and deemed unlikely to be collected in a timely manner. Generally, the Company establishes a specific reserve when a real estate secured loan is 180 days are more past due and when a consumer loan is 120 days or more past due. The Company may establish a specific reserve sooner than these general guidelines in the case of a bankruptcy. Also, the Company may choose not to establish a specific reserve for loans that would otherwise warrant doing so, if there is sufficient value supporting the loan balance.

At March 31, 2002, the Company had $52,000 in specific loan loss reserves established, compared to $142,000 at September 30, 2001. The decrease in the specific reserve was due to a decrease in the balances of loans exceeding the past due limits.

When combined, the general allowance for loan losses estimate of $661,000, and the $52,000 in specific loan loss allowances total $713,000, which is the Company's estimate of an adequate total loan loss allowance calculation at March 31, 2002. The Company reported an actual combined loan loss allowance of $723,000 in the statement of financial position at March 31, 2002.

In general, the Company made no changes to its estimate of the adequacy of the allowance for loan losses as a result of any actual changes or expected trends in non-performing loans. The Company believes that the overall quality of its loan portfolio is good.

The Company anticipates that the general trend in the level of the allowance for loan loss will be to increase the size of the allowance. The Company expects to continue its focus on increasing the size of its consumer, commercial, and commercial real estate loan portfolios. The result would be an expected increase in the estimated allowance for loan loss under the unidentified risk component.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits from customers, advances from the FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities, sales of loans and operations.

The Association uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At March 31, 2002, the Association had outstanding commitments to extend credit on approximately $8.8 million of loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $18.5 million at March 31, 2002, an increase of $609,000 million from the $17.9 million reported at September 30, 2001. The increase was primarily the result of a $907,000 increase in retained earnings from the $1.0 million net income less the $116,000 in cash dividends paid during the six months ended March 31, 2002. A $298,000 decrease in unrealized gains on available-for sale securities partially offset the increase in retained earnings.

As of March 31, 2002, the Company's reported book value per share, using total stockholders' equity of $18.5 million (net of the cost of unearned ESOP shares) and 1,162,320 outstanding shares of common stock (the total issued shares including unearned ESOP shares, less treasury shares), equaled $15.94 per share. Subsequent to the quarter ended March 31, 2002, the Company announced its intention to pay a cash dividend of $.05 per share on May 22, 2002, to stockholders of record at May 8, 2002. During the six months ended March 31, 2002, the Company paid cash dividends of $.10 per share, which equates to approximately 11.0% of the $.91 in earnings per share reported. The Company paid $.05 per share in cash dividends in the three months ended March 31, 2002, which is approximately 15.2% of the $.33 in reported earnings per share. The Company reported an equity to assets ratio of approximately 8.75% at March 31, 2002.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain non-cumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage-servicing rights, must be deducted from total capital for calculating compliance with this requirement. At March 31, 2002, the Association had approximately $2.2 million of intangible assets and other required regulatory adjustments that were required to be deducted from total capital.

At March 31, 2002, the Association had tangible capital of $15.7 million, or 7.48% of adjusted total assets, which is approximately $12.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require Tier 1 capital equal to at least 4.0% of adjusted total assets. Tier 1 capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables.

At March 31, 2002, the Association had Tier 1 capital equal to $15.7 million, or 7.48% of adjusted total assets, which is $7.3 million above the minimum requirement for capital adequacy purposes of 4.0% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8.0% of risk-weighted assets. Total risk-based capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At March 31, 2002, the Association had no capital instruments that qualify as supplementary capital and $667,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total risk-based capital. First Federal had no such exclusions from capital and assets at March 31, 2002.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk of 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by a insurer approved by Fannie Mae or Freddie Mac.

On March 31, 2002, First Federal had total risk based capital of $16.3 million (including $15.7 million in Tier 1 capital and $667,000 in loan loss reserves) and risk-weighted assets of $110.8 million, or total risk-based capital of 14.75% of risk-weighted assets. This amount was $7.5 million above the 8.0% requirement in effect on that date.

At March 31, 2002, the Association was also considered a "well capitalized" institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

                                 MARCH 31, 2002


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

Item 5.  Other Information.
         ------------------
     None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        The following exhibits are filed herewith:

         Exhibit 11.0 - Computation of Earnings Per Share

      (b) Reports on Form 8-K

          During the quarter ended March 31, 2002, the Company filed a report on Form 8-K on January 30, 2002 to report the issuance of a press release dated January 29, 2002, announcing the Company's intention to pay, on February 20, 2002, a cash dividend of $.05 per share for the quarter ended December 31, 2001, to stockholders of record on February 6, 2002.

          Also during the quarter ended March 31, 2002, the Company filed a report on Form 8-K on February 11, 2002, to report the issuance of a press release dated February 11, 2002, announcing the Company's earnings for the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  East Texas Financial Services, Inc.


Date:  May 15, 2002               /s/ Gerald W. Free
                                  --------------------------------------------
                                  Gerald W. Free
                                  Vice Chairman, President and CEO
                                  (Principal Executive Officer)


Date:  May 15, 2002               /s/  Derrell W. Chapman
                                  --------------------------------------------
                                  Vice President/COO/CFO
                                  (Principal Financial and Accounting Officer)