Form 10QSB
period 2002-06-30
EAST TEXAS FINANCIAL SERVICES INC
filed 2002-08-09
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended June 30, 2002

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

                                 [x] Yes [ ] No

     The number of shares of the registrant's common stock ($.01 par value) outstanding as of June 30, 2002, was 1,162,320.



                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  June 30, 2002

--------------------------------------------------------------------------------------------------------------


                                      INDEX

                                                                                                    Page No.
Part I - Financial Information

      Item 1.  Financial Statements

           Consolidated Statements of Financial Condition, June 30, 2002
           (Unaudited) and September 30, 2001 ..................................................... 4

           Consolidated Statements of Income, (Unaudited) three months and nine months ended
           June 30, 2002 and June 30, 2001......................................................... 5

           Consolidated Statement of Changes in Stockholders' Equity, (Unaudited)
           nine months ended June 30, 2002......................................................... 6

           Consolidated Statements of Cash Flows, (Unaudited) nine months ended
           June 30, 2002, and June 30, 2001........................................................ 7

           Notes to (Unaudited) Consolidated Financial Statements, June 30, 2002................... 9

      Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................................16

Part II - Other Information

      Item 1.  Legal Proceedings...................................................................25

      Item 2.  Changes In Securities...............................................................25

      Item 3.  Defaults Upon Senior Securities.....................................................25

      Item 4.  Submission of Matters To a Vote of Security Holders.................................25

      Item 5.  Other Information...................................................................25

      Item 6.  Exhibits and Reports on Form 8-K....................................................25

Signature Page.....................................................................................26


                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  June 30, 2002

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



                                      EAST TEXAS FINANCIAL SERVICES, INC.
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                   ASSETS                                        June 30, 2002     September 30, 2001
                                                                                 -------------       -------------
                                                                                  (Unaudited)
     Cash and due from banks                                                     $   1,932,882       $   2,013,647
     Interest-bearing deposits with banks                                              194,222           2,824,364
     Interest-earning time deposits with financial institutions                        300,000             600,000
     Federal funds sold                                                                      0              86,242
     Investment securities available-for-sale                                          503,389           6,843,583
     Mortgage-backed securities available-for-sale                                  22,913,329          27,352,449
     Investment securities held-to-maturity (estimated market
                value of $10,016,762 at June 30, 2002, and
                $8,075,494 at September 30, 2001)                                    9,734,337           7,765,537
     Mortgage-backed securities held-to-maturity (estimated
                market value of $32,012,353 at June 30, 2002
                and $36,585,979 at September 30, 2001)                              31,399,823          35,879,076
     Loans receivable, net of allowance for credit losses of $727,943
                at June 30, 2002 and $769,225 at September 30, 2001                139,900,384         115,847,396
     Accrued interest receivable                                                     1,393,932           1,285,582
     Federal Home Loan Bank stock, at cost                                           4,518,700           4,323,900
     Premises and equipment                                                          2,616,935           2,656,988
     Foreclosed assets, net                                                            336,222             259,498
     Goodwill, net                                                                   2,170,381           2,170,381
     Mortgage servicing rights                                                         108,339             174,128
     Other assets                                                                    1,054,688           1,698,338
                                                                                 -------------       -------------

                Total Assets                                                     $ 219,077,563       $ 211,781,109
                                                                                 =============       =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities:
                Noninterest deposits                                             $   3,755,302       $   3,319,015
                Interest-bearing deposits                                          102,917,971         112,292,026
                                                                                 -------------       -------------
                    Total deposits                                                 106,673,273         115,611,041

                FHLB advances                                                       89,714,994          74,468,248
                Advances from borrowers for taxes and insurance                        771,866           1,267,900
                Federal income taxes
                     Current                                                           769,417                   0
                     Deferred                                                          515,083             670,706
                Accrued expenses and other liabilities                               1,670,343           1,849,333
                                                                                 -------------       -------------
                Total liabilities                                                  200,114,976         193,867,228
                                                                                 -------------       -------------
     Stockholders' equity:
                Preferred stock, $0.01 par value, 500,000
                   shares authorized, none outstanding
                Common stock, $0.01 par value, 5,500,000 shares authorized,
                   1,884,492 shares issued and 1,162,320 outstanding                    18,845              18,845
                Additional paid-in-capital                                          12,473,302          12,473,302
                Unearned employee stock ownership plan shares                         (255,597)           (255,597)
                Retained earnings (substantially restricted)                        15,550,154          14,199,357
                Accumulated other comprehensive income                                  43,165             345,256
                Treasury stock, 722,172 shares at cost                              (8,867,282)         (8,867,282)
                                                                                 -------------       -------------

                     Total stockholder's equity                                     18,962,587          17,913,881
                                                                                 -------------       -------------

                     Total liabilities and stockholders' equity                  $ 219,077,563       $ 211,781,109
                                                                                 =============       =============


The accompanying notes are an integral part of the consolidated financial statements.


                                               EAST TEXAS FINANCIAL SERVICES, INC.
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)

                                                               Three Months                          Nine Months
                                                              Ended June 30,                        Ended June 30,
                                                          2002               2001               2002                2001
                                                      ------------       ------------       ------------       ------------
INTEREST INCOME
         Loans receivable:
              First Mortgage                          $  1,605,417       $  1,620,343       $  4,763,261       $  4,921,997
              Consumer and other loans                     981,884            542,392          2,632,770          1,479,453
         Securities available-for-sale:
              Investment securities                         40,479            157,581            166,652            521,350
              Mortgage-backed securities                   183,626            503,037            556,294          1,981,169
         Securities held-to-maturity:
              Investment securities                        154,628            176,105            463,888            918,555
              Mortgage-backed securities                   427,240            389,083          1,450,617            763,079
         Deposits with banks:                                7,662             43,848             35,191            103,798
                                                      ------------       ------------       ------------       ------------

              Total interest income                      3,400,936          3,432,389         10,068,673         10,689,401
                                                      ------------       ------------       ------------       ------------

INTEREST EXPENSE

         Deposits                                          933,262          1,512,345          3,157,913          4,460,002
         FHLB advances                                     681,464            842,283          2,013,897          3,141,321
                                                      ------------       ------------       ------------       ------------

              Total interest expense                     1,614,726          2,354,628          5,171,810          7,601,323
                                                      ------------       ------------       ------------       ------------

              Net interest income before
                 provision for loan losses               1,786,210          1,077,761          4,896,863          3,088,078

         Provision for loan losses                          64,490             17,691            175,688             41,330
                                                      ------------       ------------       ------------       ------------

              Net interest income after
                provision for loan losses                1,721,720          1,060,070          4,721,175          3,046,748
                                                      ------------       ------------       ------------       ------------

NONINTEREST INCOME
         Gain (loss) on sale of interest-earning assets     55,147             51,923            507,320            251,221
         Loan origination and commitment fees               31,174             25,344            114,169             67,999
         Loan servicing fees                               (15,696)             5,752            (75,014)            36,669
         Other                                             118,706            101,358            316,734            282,998
                                                      ------------       ------------       ------------       ------------

              Total noninterest income                     189,331            184,377            863,209            638,887
                                                      ------------       ------------       ------------       ------------

NONINTEREST EXPENSE
         Compensation and benefits                         712,168            600,780          2,002,263          1,737,820
         Occupancy and equipment                           105,969            103,819            327,876            328,522
         SAIF deposit insurance premium                      4,726              5,195             15,199             15,571
         Foreclosed assets, net                             36,766               (720)            71,997            (26,374)
         Goodwill amortization                                   0             39,367                  0            117,785
         Other                                             264,975            244,427            796,349            714,655
                                                      ------------       ------------       ------------       ------------

              Total noninterest expense                  1,124,604            992,868          3,213,684          2,887,979
                                                      ------------       ------------       ------------       ------------

Income (loss) before provision for income taxes            786,447            251,579          2,370,700            797,656

Income tax expense (benefit)                               284,209            113,146            845,555            318,972
                                                      ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                     $    502,238       $    138,433       $  1,525,145       $    478,684
                                                      ============       ============       ============       ============


Earnings per common share                             $       0.45       $       0.12       $       1.36       $       0.43
Earnings per common share - assuming dilution                 0.44               0.12               1.34               0.43


The accompanying notes are an integral part of the consolidated financial statements.



                      EAST TEXAS FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


       NINE MONTHS ENDED
         June 30, 2002
                            Common Stock and                Unrealized
                            Additional paid in Unallocated  Gain(loss)on                   Treasury Comprehensive Total Stockholders
                               Capital         ESOP Shares  AFS Securities Retained Earnings Stock     Income           Equity
                           ---------------------------------------------------------------------------------------------------------

Balance September 30, 2001      $12,492,147  $(255,597)  $ 345,256         $14,199,357     $(8,867,282)$               $17,913,881

Comprehensive income:
     Net Income                                                              1,525,145                  1,525,145
     Unrealized holding losses                            (302,091)                                      (302,091)
                                                                                                       ----------
Comprehensive income                                                                                   $1,223,054        1,223,054
                                                                                                       ==========
Deferred compensation
     amortization

Payment of cash dividends                                                     (174,348)                                   (174,348)

Balance June 30, 2002           $12,492,147  $(255,597)   $ 43,165         $15,550,154     $(8,867,282)                $18,962,587
                                =========== =========== ===========        ===========      ===========                 ===========

The accompanying notes are an integral part of the consolidated financial statements

                               EAST TEXAS FINANCIAL SERVICES, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)

                                                                          For the Nine Months Ended
                                                                                   June 30,
                                                                            2002              2001
                                                                         -----------       -----------
Cash flows from operating activities:
     Net income                                                          $ 1,525,145       $   478,684
     Adjustments to reconcile net income to net cash
        provided by operating activities:
            Amortization of deferred loan origination fees                    (3,767)           (6,802)
            Amortization of premiums and discounts on investment
               securities, mortgage-backed securities, and loans               3,523          (165,121)
            Amortization of goodwill                                               0           117,785
            Compensation charge related to release of ESOP shares                  0            15,075
            Depreciation                                                     124,990           140,122
            Provision for loan losses                                        175,688            41,330
            Deferred income taxes                                                  0           315,496
            Stock dividends on FHLB stock                                    (97,916)         (169,500)
            Amortization of mortgage servicing rights                        170,314            89,501
            Net (gain) loss on sale of:
                             Loans held for sale                             (77,291)          (30,448)
                             Fixed assets                                      8,287                 0
                             Foreclosed assets                                52,501           (31,776)
                             Interest earning assets                        (325,503)         (188,260)
            Proceeds from loan sales                                       9,265,325         4,007,390
            Originations of loans held for sale                           (9,188,034)       (4,305,192)
            (Increase) decrease in
                             Accrued interest receivable                    (108,350)          159,670
                             Other assets                                    643,500          (103,777)
            Increase (decrease) in:
                             Federal income tax payable                      769,417            11,523
                             Accrued expenses and other liabilities         (178,990)         (454,124)

                                                                         -----------       -----------
Net cash provided (used) by operating activities                           2,758,839           (78,424)
                                                                         -----------       -----------

    The accompanying notes are an integral part of the financial statements.
                                  (Continued)

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         For the Nine Months Ended
                                                                                                  June 30,
                                                                                        2002                     2001
                                                                                -------------------      --------------------
Cash flows from investing activities
         Net (increase) decrease in interest-earning time deposits            $            300,000  $             196,000
         Net (increase) decrease in fed funds sold                                          86,242                295,016
         Purchase of securities held-to-maturity                                        (2,000,000)            (6,085,000)
         Proceeds from sale of securities available-for-sale                             6,308,899              1,495,125
         Proceeds from maturities of securities available-for-sale                          25,000                 20,000
         Proceeds from maturities of securities held-to-maturity                                 0             23,500,000
         Proceeds from sale of mortgage-backed securities available-for-sale                     0              8,923,154
         Purchases of mortgage-backed securities
             available-for-sale                                                         (8,569,474)                     0
         Purchase of mortgage-backed securities held-to-maturity                       (11,627,398)           (29,123,346)
         Principal payments on mortgage-backed securities available-for-sale            12,862,253              4,174,141
         Principal payments on mortgage-backed securities held-to-maturity              16,134,753              4,192,770
         Principal payments on municipal bond available-for-sale                           20,000                 30,000
         Purchases of FHLB stock                                                           (97,100)                     0
         Proceeds from redemption of FHLB stock                                                  0                  1,900
         Net increase in loans                                                         (24,780,787)            (6,065,825)
         Proceeds from sale of foreclosed assets                                           433,717                 92,766
         Proceeds from recovery of charged off loans                                             0                 15,570
         Acquisition costs related to foreclosed assets                                     (6,699)                (2,151)
         Expenditures for premises and equipment                                           (93,224)               (73,640)
         Origination of mortgage servicing rights                                         (104,525)               (32,513)
                                                                                -------------------      --------------------

Net cash provided (used) by investing activities                                       (11,108,343)             1,553,967

Cash flows from financing activities:
         Net increase (decrease) in:
              Deposits                                                                  (8,937,768)            10,620,491
              Advances from borrowers                                                     (496,034)              (527,535)
         Proceeds from advances from Federal Home Loan Bank                            486,500,000            665,810,000
         Payment of advances from Federal Home Loan Bank                              (471,253,254)          (674,384,139)
         Dividends paid to stockholders                                                   (174,348)              (174,348)
                                                                                -------------------   --------------------

Net cash provided (used) by financing activities                                         5,638,596              1,344,469
                                                                                -------------------   --------------------

Net increase (decrease) in cash and cash equivalents                                    (2,710,908)             2,820,012

Cash and cash equivalents at beginning of the period                                     4,838,011              2,204,723
                                                                                -------------------   --------------------

Cash and cash equivalents at end of the period                                $          2,127,103  $           5,024,735
                                                                                ===================   ====================

Supplemental disclosure:
         Cash paid for:
              Interest on deposits                                            $          1,933,869  $           2,359,277
              Interest on FHLB advances and other borrowed funds                         2,013,897              3,141,321
              Income taxes                                                                  50,760                      0

         Transfers from loans to real estate and other
            assets acquired through foreclosures                                           604,321                357,696

         Loans made to facilitate the sale of foreclosed assets                            240,460                135,200


The accompanying notes are an integral part of the financial statements.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY


             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

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

NOTE 2 - EARNINGS PER SHARE

Earnings per common share for the three months and nine months ended June 30, 2002 and 2001, has been computed based on net income divided by the weighted average number of common shares outstanding during the period. For the three months and nine months ended June 30, 2002 and 2001, the weighted average number of shares outstanding totaled 1,123,979 and 1,110,416 shares, respectively.

Earnings per common share - assuming dilution, for the three months and nine months ended June 30, 2002 and 2001, has been computed based on net income divided by the weighted average number of common shares outstanding. In addition, it includes the effects of all dilutive potential common shares that were outstanding during the period. For the three months ended June 30, 2002 and 2001, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,149,373 and 1,110,509 shares, respectively. For the nine months ended June 30, 2002 and 2001, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,138,547 and 1,110,473 shares, respectively.

For both earnings per share and earnings per common share - assuming dilution and as prescribed by the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employer's Accounting for Employees Stock Ownership Plans, the weighted average number of shares outstanding does not include unallocated Employee Stock Ownership Plan ("ESOP") shares.

See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three-month and nine-month periods ended June 30, 2002 and 2001.

NOTE 3 - SECURITIES

The carrying values and estimated market values of investment securities available-for-sale as of June 30, 2002, by type of security are as follows:


                        Principal             Unamortized             Unearned              Unrealized              Carrying
                         Balance                Premiums              Discounts             Gain/(Loss)              Value
                    -----------------      -----------------      ----------------      ------------------     -----------------
Municipal bonds   $          490,000     $                0     $           2,858      $           16,247     $          503,389
                    -----------------      -----------------     -----------------      -----------------      -----------------

                  $          490,000     $                0     $           2,858      $           16,247      $         503,389
                    -----------------      -----------------      ----------------      -----------------      -----------------

The amortized cost and estimated market values of investment securities held-to-maturity as of June 30, 2002, are as follows:

                                                                       Gross                  Gross                Estimated
                                               Amortized             Unrealized             Unrealized               Market
                                                  Cost                 Gains                  Losses                 Value
                                           -----------------     -----------------      -----------------      -----------------
Debt securities:

       U. S. government agency           $        3,484,222    $           90,148     $              -0-     $        3,574,370

       Corporate Debt                             6,250,115               226,443                 34,166              6,442,392
                                           -----------------     -----------------      -----------------      -----------------

             Total debt securities       $        9,734,337    $          316,591     $           34,166     $       10,016,762
                                           -----------------     -----------------      -----------------      -----------------


The amortized cost and estimated market values of investment securities held-to-maturity as of June 30, 2002, by contractual maturity are shown below:



                                                                    Estimated
                                                   Amortized          Market
                                                     Cost             Value
                                                  -----------      -----------

        Due in one year through two years         $ 1,000,000      $ 1,035,000

        Due in two years through three years          997,317        1,058,825

        Due in three years through six years        5,737,020        5,907,317

        Due after six years                         2,000,000        2,015,620
                                                  -----------      -----------

                 Total debt securities            $ 9,734,337      $10,016,762
                                                  -----------      -----------

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of June 30, 2002, by type of security are as follows:

                      Principal       Unamortized       Unearned        Unrealized         Carrying
                       Balance         Premiums         Discounts       Gain/(Loss)         Value
                     -----------      -----------      -----------      -----------      -----------
Fixed Rate           $   962,556      $         0      $     5,447      $    33,307      $   990,416

Adjustable Rate       21,801,776          109,500            4,210           15,847       21,922,913
                     -----------      -----------      -----------      -----------      -----------

                     $22,764,332      $   109,500      $     9,657      $    49,154      $22,913,329
                     -----------      -----------      -----------      -----------      -----------


The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of June 30, 2002, by type of security are as follows:

                      Principal       Unamortized       Unearned         Carrying          Market
                       Balance          Premiums        Discounts          Value            Value
                     -----------      -----------      -----------      -----------      -----------

Fixed Rate           $22,623,269      $    29,611      $    15,066      $22,637,814      $23,139,041

Adjustable Rate        8,763,584           11,668           13,243        8,762,009        8,873,312
                     -----------      -----------      -----------      -----------      -----------

                     $31,386,853      $    41,279      $    28,309      $31,399,823      $32,012,353
                     -----------      -----------      -----------      -----------      -----------


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

Goodwill will not be amortized but must be tested for impairment at least annually at the reporting unit level. Any impairment of the amount of goodwill reported must be expensed through the income statement in the period that the impairment is discovered. This Statement is required to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the nonamortization and amortization provisions of this Statement. The Company adopted this Statement as of October 1, 2001, the beginning of its fiscal year. During the quarter ended March 31, 2002, the Company completed its initial test for impairment of the goodwill recorded in the statement of financial position. The Company utilized the services of an independent consulting firm to test goodwill recorded in the statement of financial position for possible impairment. Based upon the analysis of the independent consulting firm and its own analysis, the Company has concluded that no impairment of the goodwill exists as of the most recent fiscal year-end, September 30, 2001. As a result, the Company did not make any adjustment to the amount of goodwill recorded in the statement of financial position.

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


      Balance, September 30, 1999                              147,276
           Granted                                               4,500
           Exercised                                               -0-
           Forfeited and expired                                   -0-
                                                               -------
      Balance, September 30, 2000                              151,776
           Granted                                                 -0-
           Exercised                                               -0-
           Forfeited and expired                                   -0-
                                                               -------
      Balance, September 30, 2001                              151,776
                                                               =======

Options exercisable at June 30, 2002 under stock option plan   148,779
                                                               =======

Shares available for future grants                              22,662
                                                               =======

During the nine months ended June 30, 2002, no options were exercised, issued, or forfeited.

NOTE 6 - ADVANCES FROM FEDERAL HOME LOAN BANK

The outstanding advances from the FHLB consisted of the following at June 30, 2002:

        Maturity                   Balance                            Rate
       ----------          ------------------------             ---------------
        07/01/02               $      42,000,000                      1.89%
        07/05/02               $       1,000,000                      1.92%
        12/02/02               $       1,000,000                      2.09%
        12/05/02               $       5,000,000                      2.41%
        02/15/03               $         100,000                      6.00%
        03/10/03               $       2,000,000                      2.78%
        03/10/03               $       2,000,000                      5.00%
        09/01/03               $         675,835                      6.25%
        12/01/03               $       1,000,000                      3.12%
        12/05/03               $       5,000,000                      3.57%
        02/15/04               $         100,000                      6.01%
        11/30/04               $       1,000,000                      3.93%
        12/31/04               $         230,838                      6.09%
        01/03/05               $          58,632                      6.03%
        02/15/05               $         100,000                      6.04%
        02/15/06               $         150,000                      6.05%
        04/11/11               $       5,000,000                      3.73%
        04/11/11               $       5,000,000                      3.91%
        04/11/11               $       5,000,000                      4.25%
        06/07/11               $       5,000,000                      4.38%
        01/01/13               $         396,545                      6.09%
        01/01/13               $         376,965                      6.13%
        02/01/13               $         373,751                      5.91%
        03/03/14               $         684,428                      5.45%
        04/01/14               $         663,422                      5.97%
        05/01/14               $         902,247                      5.66%
        06/01/14               $         689,302                      5.90%
        07/01/14               $         640,231                      6.38%
        08/01/14               $         465,315                      6.37%
        09/01/14               $         588,815                      6.59%
        10/01/14               $         517,776                      6.86%
        11/03/14               $       1,278,308                      6.77%
        12/01/14               $         436,492                      6.57%
        01/01/15               $         286,094                      6.73%
                              ------------------------
     Total Advances            $      89,714,994




Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by all stock and deposit accounts in the FHLB, mortgage collateral, securities collateral, and other collateral.

NOTE 7 - PROFORMA EFFECTS OF SFAS NO. 142

SFAS No. 142 requires that all periods presented in the statements of income must be adjusted to exclude amortization expense (including any related tax effects) recognized in the periods presented related to goodwill. The following are condensed income statements showing restatement of income for the three and nine months ended June 30, 2001.


                                             Three Months     Nine Months
                                                Ended            Ended
                                            June 30, 2001    June 30, 2001
                                             (Unaudited)      (Unaudited)
                                             -----------      -----------
        Reported net income                  $   138,433      $   478,684
        Add back: goodwill amortization           39,367          117,785
                                             -----------      -----------

        Adjusted net income                  $   177,800      $   596,469
                                             ===========      ===========

        Earnings per common share
        and earnings per common share -
        assuming dilution
              Reported net income            $      0.12      $      0.43
              Goodwill amortization                 0.04             0.11
                                             -----------      -----------


        Adjusted Earnings per share          $      0.16      $      0.54
                                             ===========      ===========




NOTE 8 - CHANGES IN ACCOUNTING ESTIMATE

During the nine months ended June 30, 2002, the Company elected to make changes to the assumptions and actuarial method for its Defined Benefit Plan. The valuation interest rate was increased from 7.00% to 7.50%, the projected compensation increase rate was reduced to 5.00% from 6.00%, and the asset method for actuarial value of assets was changed to a 5-year smoothing method from an annual basis. All of the changes were made in order to more closely reflect the Company's future long-term expectations. The changes should have the effect of reducing fluctuations in the net periodic pension cost and minimum required funding of the plan. The changes were effective for the plan year beginning October 1, 2001.

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

NOTE 9 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Company's allowance for loan losses.

                                                             Nine Months Ended         Quarter Ended
                                                               June 30, 2002           June 30, 2002
                                                            --------------------    --------------------
                                                                         Dollars in Thousands
Balance at beginning of period                                    $   769                  $   723

Charge-offs:
   One-to-four family                                                  (3)                      (0)
   Consumer and other loans                                          (251)                     (77)
                                                                  -------                  -------
       Total charge-offs                                             (254)                     (77)
                                                                  -------                  -------

Recoveries:
   One-to-four family                                                   0                        0
   Consumer and other loans                                            37                       18
                                                                  -------                  -------
       Total recoveries                                                37                       18
                                                                  -------                  -------


Net (charge-offs)/recoveries                                         (217)                     (59)

Additions charged to income                                           176                       64
                                                                  -------                  -------

Balance at end of period                                          $   728                  $   728
                                                                  =======                  =======

Ratio of net charge-offs/recoveries during the period to
   average loans outstanding during the period                      (0.16)%                  (0.04)%
                                                                  =======                  =======

Ratio of net charge-offs/recoveries during the period to
   average non-performing assets                                   (14.48)%                  (4.92)%
                                                                  =======                  =======





The distribution of the Company's allowance for losses at the dates indicated is summarized as follows:

                                              June 30, 2002                      September 30, 2001
                                      ------------------------------      ----------------------------------
                                                           Percent                              Percent
                                                           of Loans                             of Loans
                                                           Category                             Category
                                      Amount of Loan       to Total        Amount of Loan       to Total
                                      Loss Allowance        Loans          Loss Allowance        Loans
                                      ------------------------------       ------------------------------
                                        (Dollars in Thousands)                 (Dollars in Thousands)

        One-to-four family            $   113               0.11%            $   148               0.16%
        Consumer and other loans          246               0.59                 325               1.21
        Unallocated                       369                N/A                 296                N/A
                                      -------             ------             -------
           Total                      $   728                                $   769
                                      =======                                =======

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  June 30, 2002

--------------------------------------------------------------------------------


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The principle business of the Company is that of a holding company for a community-oriented financial institution attracting deposits from the general public and using such deposits to originate one-to-four family residential loans, commercial real estate, one-to-four family construction, multi-family, commercial and consumer loans. These funds have also been used to purchase mortgage-backed securities, U. S. government and agency obligations and other permissible investments. The Company also borrows funds from the Federal Home Loan Bank of Dallas ("FHLB") to fund loans and to purchase securities. The ability of the Company to attract deposits is influenced by a number of factors, including interest rates paid on competing investments, account maturities and levels of personal income and savings. The Company's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which is in turn affected by the interest rates at which such loans are made, general economic conditions affecting loan demand, the availability of funds for lending activities, economic conditions and changes in real estate values.

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

FINANCIAL CONDITION

Total assets were $219.1 million at June 30, 2002, a $7.3 increase from the $211.8 million reported at September 30, 2001, the Company's most recent fiscal year end. The increase in total assets was the result of a $24.1 million increase in loans receivable and a $2.0 million increase in investment securities held-to-maturity. The increases were partially offset by a $6.3 million decrease in investment securities available-for-sale, a $4.4 million decrease in mortgage-backed securities available-for-sale, and a $4.5 decrease in mortgage-backed securities held-to-maturity.

At June 30, 2002, loans receivable totaled $139.9 million, an increase of $24.1 million or 20.8% over the $115.8 million at September 30, 2001. The increase in loans receivable was primarily the result of the Company's continued efforts to increase the origination of consumer, commercial, and commercial real estate loans.

The origination of consumer, commercial, and commercial real estate loans is primarily conducted through the Company's full service banking location in Gilmer, Texas and the S. Broadway office in Tyler, Texas. The Company originates these loans through direct contacts with existing or potential new customers and indirectly through a network of automobile dealers in the Tyler and Gilmer markets. Prior to purchasing a loan contract from a dealer, the Company underwrites each indirect loan in the same manner as its direct loans. For the nine months ended June 30, 2002, the Company originated approximately $23.3 million in one-to-four family residential loans, which included loans for the purchase, refinance, or construction of one-to-four family homes. The Company originated or renewed approximately $50.4 million in consumer (including home-equity), commercial and commercial real estate loans during the nine months ended June 30, 2002, of which approximately $14.6 million was originated on an indirect basis.

Investment securities available-for-sale decreased by $6.3 million from $6.8 million at September 30, 2001 to $503,000 at June 30, 2002. The decrease was the result of the Company's decision to sell approximately 50% of its corporate debt securities portfolio. The Company elected to sell the corporate bonds in order to provide liquidity to fund loans and reduce the Company's exposure to possible downgrades of ratings on corporate debt in the portfolio. This portfolio now consists of municipal bonds, primarily issued by Upshur County, where the Company's Gilmer office is located.

Investment securities held-to-maturity were reported as $9.7 million at June 30, 2002, an increase of $2.0 million from the $7.8 million reported at September 30, 2001. The increase was the result of additional purchases of bonds during the nine months ended June 30, 2002. This portfolio consists of approximately $3.5 million of debt issued by governmental agencies such as Federal National Mortgage Corporation, Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank System, and approximately $6.2 million of corporate debt securities. All securities in the portfolio are fixed rate and term.

Mortgage-backed securities available-for-sale totaled $22.9 million at June 30, 2002, a decrease of $4.4 million from the $27.4 million at September 30, 2001. The decrease was primarily the result of principle repayments on the securities during the nine months ended June 30, 2002, resulting from refinancing activity.

Mortgage-backed securities held-to-maturity portfolio totaled $31.4 million at June 30, 2002, a decrease of $4.5 million from the $35.9 million reported at September 30, 2001. The decrease was primarily due to principle payments on the securities in the portfolio, resulting from refinancing activity.

Total deposits were $106.7 million at June 30, 2002, an $8.9 million decrease from the $115.6 million reported at September 30, 2001. The decrease was primarily the result of declines in certificate of deposit balances as the Company elected not to match competitive interest rates on renewing certificates of deposit during the period.

The Company reported $89.7 million in borrowed funds at June 30, 2002, an increase of $15.2 million from the $74.5 million reported at September 30, 2001. The increase was primarily due to the Company's decision to utilize short term advances from the FHLB to fund loans and investments and to fund deposit withdrawals. The advances were at interest rates that were lower than certificates of deposit.

Stockholder's equity totaled $19.0 million at June 30, 2002, an increase of $1.1 million from the $17.9 million reported at September 30, 2001. The increase was primarily attributable to a net increase in retained earnings of $1.4 million which was partially offset by a decline in accumulated other comprehensive income, primarily unrealized gains on available-for-sale securities, of $302,000. The increase in retained earnings was due to the $1.5 million in net income less $174,000 in cash dividends paid during the nine months ended June 30, 2002.


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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002
           AND JUNE 30, 2001

General. Net income for the three months ended June 30, 2002 was $502,000 or $.45 per share and $.44 per share-assuming dilution, an increase of $364,000 from the $138,000, or $.12 per share and $.12 per share-assuming dilution, reported for the three months ended June 30, 2001. The increase in net income was attributable to a $662,000 increase in net interest income after provision for loan losses and a $5,000 increase in non-interest income which were partially offset by a $132,000 increase in non-interest expense, and a $171,000 increase in income tax expense.

Net Interest Income. For the quarter ended June 30, 2002, net interest income before provision for loan losses totaled $1.8 million, an increase of $708,000 over the $1.1 million reported for the quarter ended June 30, 2001. On an annualized basis, the $1.8 million in net interest income for the current quarter was approximately 3.47% of average interest-earning assets and 3.32% of average total assets. For the quarter ended June 30, 2001, the $1.1 million in net interest income before provisions for loan losses was approximately 2.27% of average interest-earning assets and 2.12% of average total assets. Average interest-earning assets were approximately $205.8 million for the quarter ended June 30, 2002, compared to $189.7 million for the quarter ended June 30, 2001.

Total interest income was $3.4 million for the quarter ended June 30, 2002, unchanged from the $3.4 million reported for the quarter ended June 30, 2001. A $439,000 increase in interest income on consumer and other loans was offset by a $319,000 decrease in interest income on mortgage-backed securities available-for-sale and a $117,000 decrease in investment securities available-for-sale.

Interest income on loans receivable was $2.6 million for the quarter ended June 30, 2002, compared to $2.2 million for the quarter ended June 30, 2001. On an annualized basis, the $2.6 million was approximately 7.60% of average loans receivable balances outstanding for the quarter ended June 30, 2002, compared to approximately 8.09% for the quarter ended June 30, 2001. The increase in total interest income on the loan portfolio was primarily the result of an increase in consumer, commercial and commercial real estate loan balances. The overall decline in interest rates over the past 12 months and the refinance of mortgage loans held in portfolio contributed to the decline in overall yield on the loan portfolio.

Interest  income  from  mortgage-backed  securities  available-for-sale  totaled
$184,000 for the quarter ended June 30, 2002, compared to $503,000 for the quarter ended June 30, 2001. The decrease in income was due to a decline in the balance of the portfolio from $32.2 million at June 30, 2001 to $22.9 million at June 30, 2002. The decline in the balance in the portfolio resulted from the sale of securities, principle repayments, and the Company's decision to re-direct cash flow into its loan portfolio.

Interest income from the investment securities held-to-maturity portfolio was $155,000 for the quarter ended June 30, 2002, compared to $176,000 for the quarter ended June 30, 2001. The decrease in income from the portfolio was due to a decline in the average yield on the portfolio. At June 30, 2001, the portfolio was primarily comprised of debt issued by Government agencies such as FHLMC, FNMA and the Federal Home Loan Bank System and corporate debt securities. The agency securities had call options at the discretion of the issuer. As interest rates declined in 2001, the issuer elected to call the bonds. The Company elected to redirect a portion of the cash flow from the called bonds into its mortgage-backed securities held-to-maturity portfolio and its loans receivable portfolio. During the latter part of 2001 and the first part of 2002, the Company re-invested additional cash flow into this portfolio at lower interest rates. These two factors resulted in a decrease in income from the portfolio.

Interest income on mortgage-backed securities held-to-maturity totaled $427,000 for the quarter ended June 30, 2002, an increase of $38,000 from the $389,000 reported for the quarter ended June 30, 2001. The increase was due primarily to an increase in the balance in the portfolio from $29.1 million at June 30, 2001 to $31.4 million at June 30, 2002 as the Company invested excess cash flow into the portfolio.

Interest paid to depositors totaled $933,000 for the quarter ended June 30, 2002, a decrease of $579,000 from the $1.5 million reported for the quarter ended June 30, 2001. On an annualized basis, the $933,000 in interest expense on deposits was approximately 3.50% for the quarter ended June 30, 2002, compared to 5.39% for the quarter ended June 30, 2001. The decline in interest expense was attributable to a decline in interest bearing deposit account balances from $109.1 million at June 30, 2001 to $102.9 million at June 30, 2002. The overall decline in the level of interest rates during 2001 and 2002 contributed to the decrease in the overall cost of funds. In addition, the Company elected not to match competitive rates on renewing certificate of deposit accounts and relied more heavily on lower rate advances from the FHLB.

Interest on FHLB advances was $682,000 for the quarter ended June 30, 2002, compared to $842,000 for the quarter ended June 30, 2001. The decrease in interest expense was primarily result of declining interest rates during 2001 and 2002. At June 30, 2001, the Company had approximately $35.0 million in advances which re-priced approximately every 30 days. As short-term interest rates declined in 2001 and 2002, the Company benefited from an overall lower cost of borrowing as the rate of interest on the advances declined substantially. In addition, the Company increased the level of borrowings that reprice every 30 days to $42.0 million as of June 30, 2002. The advances had an interest rate of approximately 1.89% at June 30, 2002, compared to 4.06% at June 30, 2001.

Provision for Loan Losses. The Company made $64,000 in provision for loan losses for the quarter ended June 30, 2002, compared to $18,000 for the quarter ended June 30, 2001. The increase in provision for loan losses was the result of the Company's decision to establish additional allowances for loan losses, primarily due to the increase in volume of consumer and commercial lending. [See "Asset Quality" and "Note 9".]

Noninterest Income. Noninterest income totaled $189,000 for the quarter ended June 30, 2002 compared to $184,000 for the quarter ended June 30, 2001, a $5,000 increase. The increase was primarily due to an increase in other noninterest income from $101,000 for the quarter ended June 30, 2001 to $119,000 for the quarter ended June 30, 2002. The increase in other noninterest income was due to additional income from commissions earned on the sale of credit life insurance on consumer loans originated and additional fee income from insufficient check charges. Also, gains on sales of interest-earning assets and loan origination and commitment fees increased by a combined total of $9,000, as the Company originated more one-to-four family loans during the current year. Loan servicing fees were reported as a negative $16,000 for the quarter ended June 30, 2002, compared to $6,000 for the quarter ended June 30, 2001. The decrease in income was primarily due to the amortization of previously recognized originated mortgage servicing rights. As mortgage interest rates declined in 2001 and 2002, loan customers refinanced their mortgages. Any remaining balance in originated mortgage servicing rights associated with the loan was expensed at the time the loan is refinanced or paid off. The expense is an offset to monthly serving fees in the loans. The result was an overall decline in net loan servicing fee income.

Noninterest Expense. Noninterest expense was $1.1 million for the quarter ended June 30, 2002, an increase of $132,000 from the $993,000 for the quarter ended June 30, 2001. The increase in noninterest expense was primarily the result of a $111,000 increase in compensation and benefits expense, mainly associated with the Company's defined benefit pension plan and normal increases in employee compensation. The increase in defined benefit plan expense was due to the performance of plan assets in 2000 and 2001 and the additional employees gained in the Gilmer acquisition. Approximately two-thirds of the assets in the defined benefit plan trust are invested in various equity mutual funds. As the overall equity market declined in 2000 and 2001, the value of the assets in the plan decreased. The result was, on an actuarial basis, an increase in the pension plan expense to offset the decrease in the value of the plan assts. [See "Note 8".] In addition, net expenses associated with the Company's foreclosed asset portfolio increased by $37,000 for the quarter ended June 30, 2002 compared the quarter ended June 30, 2001. The increase in expenses on foreclosed assets was directly attributable to the increase in repossessed consumer loan collateral, primarily autos. The increase in repossessed consumer loan collateral was primarily due to the increase in the size of the Company's indirect auto lending program. At June 30, 2002, the Company had approximately 980 indirect auto loans totaling $15.3 million, compared to approximately 146 loans totaling $2.2 million at June 30, 2001. The increases in compensation and benefits and expenses on foreclosed assets were partially offset by a $39,000 decrease in goodwill amortization. [See "Note 4" and "Note 7".]

Provision for Income Taxes. The Company incurred federal income tax expense of $284,000 or 36.1% or pre-tax income for the quarter ended June 30, 2002, compared to $113,000 or 45.0% or pre-tax income for the quarter ended June 30, 2001. The decrease in the effective tax rate was due to the elimination of goodwill amortization as of October 1, 2001, the beginning of the current fiscal year. During the quarter of June 30, 2001, the Company expensed $39,000 in goodwill amortization which was not deductible for federal income tax.


COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2002
           AND JUNE 30, 2001

General. For the nine months ended June 30, 2002, the Company reported net income of $1.5 million or $1.36 per common share and $1.34 per common share - assuming dilution, compared to $479,000 or $.43 per common share and $.43 per common share - assuming dilution for the nine months ended June 30, 2001. The increase in net income was due to a $1.7 million increase in net interest income after provisions for loan losses and a $224,000 increase in noninterest income. The increases were partially offset by a $527,000 increase in income tax expense and a $326,000 increase in noninterest expense.

Net Interest Income. For the nine months ended June 30, 2002, net interest income before provisions for loan losses totaled $4.9 million, an increase of $1.8 from the $3.1 million reported for the nine months ended June 30, 2001. On an annualized basis, the $4.9 million in net interest income before provision for loan losses for the current period was approximately 3.21% of average interest earning assets and 3.07% of average total assets. For the nine months ended June 30, 2001, the $3.1 million in net interest income before provision for loan losses was, on an annualized basis, approximately 2.19% of average interest earning assets and 2.04% of average total assets. Average interest earning assets were approximately $203.1 million for the nine months ended June 30, 2002, compared to $187.9 million for the nine months ended June 30, 2001.

Total interest income was $10.1 million or 6.61%, on an annualized basis, of average interest earning assets for the nine months ended June 30, 2002, compared to $10.7 million or 7.59%, on an annualized basis, of average interest earning assets for the nine months ended June 30, 2001. The decrease was primarily due to a decline in interest on mortgage-backed securities available-for-sale of $1.4 million, a decline in combined interest on investment securities available-for-sale and investment securities held-to-maturity of approximately $809,000, and a decline in interest on mortgage loans of $159,000. The declines in interest income were partially offset by a $1.2 million increase in interest income on consumer and other loans and a $688,000 increase in mortgage-backed securities held-to-maturity.

Interest income on loans receivable totaled $7.4 million for the nine months ended June 30, 2002 an increase of $1.0 million from the $6.4 million reported for the nine months ended June 30, 2001. Average loans receivable balances increased to $127.7 million for the nine months ended June 30, 2002 from $105.2 million for the nine months ended June 30, 2001. For the nine months ended June 30, 2002, the $7.4 million in interest income on loans receivable was, on an annualized basis, approximately 7.72% of average loans receivable, compared to 8.11% for the nine months ended June 30, 2001. The increase in interest income on loans receivable was primarily attributable to the increase in loan balances outstanding during the nine months ended June 30, 2002, compared to the nine months ended June 30, 2001. The increase in loans receivable was the result of the Company's continued focus on the origination of consumer, commercial, and commercial real estate loans at interest rates which are generally higher than those for one-to-four family loans. Consumer loans outstanding, including home equity and improvement loans increased from approximately $20.9 million at June 30, 2001 to approximately $46.6 million at June 30, 2002.

Interest income from mortgage-backed securities available-for-sale totaled $556,000 for the nine months ended June 30, 2002, compared to $2.0 million for the nine months ended June 30, 2001. The decrease in income was primarily attributable to a decrease in the balance in the portfolio from $32.2 million at June 30, 2001 to $22.9 million at June 30, 2002 as the Company sold securities in the portfolio and redirected cash flow from principle payments on the securities to its loan and other investment portfolios.

Interest income on investment securities available-for-sale totaled $167,000 for the nine months ended June 30, 2002, compared to $521,000 for the nine months ended June 30, 2001. The decrease was due primarily to a decline in the balance in the portfolio from $6.7 million at June 30, 2001 to $503,000 at June 30, 2002. The decline in balances in the portfolio was due to the Company's decision to sell a portion of its corporate debt holdings in the current period.

Interest income on mortgage-backed securities held-to-maturity was $1.5 million for the nine months ended June 30, 2002, compared to $763,000 for the nine months ended June 30, 2001. The increase in interest income on the portfolio was primarily the result of an increase in the balance outstanding in the portfolio from $29.1 million at June 30, 2001 to $31.4 million at June 30, 2002. The Company redirected excess cash flow into this portfolio.

Interest expense was $5.2 million for the nine months ended June 30, 2002, a decrease of $2.4 million from the $7.6 million reported for the nine month period ended June 30, 2001. The decrease in interest expense was primarily due to the overall decline in market rates of interest in 2001 and 2002. The $5.2 million in interest expense reported for the nine month period ended June 30, 2002 was approximately 3.68% of average interest costing liabilities, compared to 5.67% for the same period in 2001.

Provision For Loan Losses. The Company reported $176,000 in provision for loan losses for the nine months ended June 30, 2002, an increase of $134,000 over the $41,000 reported for the nine months ended June 30, 2001. The increase in provision for loan losses was the result of the Company's decision to establish additional allowance for loan losses. [See "Asset Quality" and "Note 9".]

Noninterest Income. Noninterest income was $863,000 for the nine months ended June 30, 2002, compared to $639,000 for the nine months ended June 30, 2001. The increase was attributable to a $256,000 increase in gains on sales of interest earning assets primarily from the sale of securities during the nine months ended  June 30,  2002.  In  addition,  the  Company  reported  $114,000  in loan origination and commitment fees, an increase of $46,000 over the $68,000 reported for the nine months ended June 30, 2001. The additional origination and commitment fee income was due to the increase in the number of one-to-four family loans originated in the current year. For the nine months ended June 30, 2002, the Company originated approximately 227 one-to-four family loans totaling $25.1 million, compared to 164 loans totaling $16.2 million for the nine months ended June 30, 2001. The increases in noninterest income were partially offset by a $112,000 decline in loan servicing fees. The decline in loan serving fees was the result of the amortization of previously recorded originated mortgage servicing rights. With lower interest rates many borrowers refinanced their mortgage loans during 2001 and 2002. For any such loan on which the Company had previously recognized originated mortgage income, the unamortized balance of the originated mortgage servicing rights was charged against loan servicing income.

Noninterest Expense. Noninterest expense was reported as $3.2 million for the nine-month period ended June 30, 2002, a $326,000 increase from the $2.9 million reported for the nine months ended June 30, 2001. The increase was primarily attributable to a $264,000 increase in compensation and benefits expense due to additional employees, normal compensation increases, and expenses association with the Company's defined benefit pension plan. The increase in defined benefit plan expense was due to the performance of plan assets in 2000 and 2001 and the additional employees gained in the Gilmer acquisition. Approximately two-thirds of the assets in the defined benefit plan trust are invested in various equity mutual funds. As the overall equity market declined in 2000 and 2001, the value of the assets in the plan decreased. The result was, on an actuarial basis, an increase in the pension plan expense to offset the decrease in the value of the plan assets. [See "Note 8".] A $98,000 increase in net expenses on foreclosed and repossessed assets accounted for a portion of the increase in noninterest expense. The increase in net expenses on foreclosed and repossessed assets was primarily due to expenses associated with the disposition of repossessed automobiles and other consumer installment loans from the Company's consumer loan portfolio.

A $118,000 decrease in amortization of goodwill offset a portion of the increase in noninterest expense. Under revised accounting guidelines for the year beginning October 1, 2001, the Company is no longer required to systematically amortize goodwill recorded on the statement of financial position. The Company now monitors, on at least an annual basis, the balance of goodwill in the financial statements for any possible impairment to the recorded amount. [See "Note 4" and "Note 7".]

Provision For Income Taxes. The Company incurred federal income tax expense of $846,000 or 35.7% of pre-tax income for the nine months ended June 30, 2002, compared to $319,000 or 40.0% of pre-tax income for the nine months ended June 30, 2001. The decrease in the effective tax rate was due to the elimination of goodwill amortization as of October 1, 2001, the beginning of the current fiscal year. During nine months ended June 30, 2001, the Company expensed $118,000 in goodwill amortization which was not deductible for federal income tax.


ASSET QUALITY

At June 30, 2002, the Company's non-performing assets (non-performing loans plus foreclosed assets) totaled $1.3 million or .60% of total assets, compared to $1.6 million or .74% of total assets at September 30, 2001. At June 30, 2002, non-performing assets were comprised of non-accruing one-to-four family loans, consumer and other loans delinquent more than 90 days and still accruing, foreclosed one-to-four family, and foreclosed consumer and other loans.

Non-performing loans at June 30, 2002 equaled $984,000 or .70% of loans receivable, compared to $1.3 million or 1.14% of loans receivable at September 30, 2001. The Company defines non-performing loans as any loan past due for 90 days or more. All such loans are accounted for on a nonaccrual basis by reserving for 100% of the accrued interest or placing the loan in a nonaccrual status when the loan reaches 90 days delinquent. At June 30, 2002, the Company had no loans which were contractually past due 90 days or more and for which it was still accruing interest. At June 30, 2002, the Company had no "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditor for Troubled Debt Restructurings", or any other loans for which the Company has information about possible credit problems of borrowers that would cause management to have serious doubts as to the ability of such borrowers to comply with the preset loan repayment terms.

Classified assets totaled $2.2 million or .98% of total assets at June 30, 2002, compared to $2.7 million or 1.27% of total assets at September 30, 2001.

Classified assets and non-performing assets differ in that classified assets may include loans less than 90 days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. At June 30, 2002, $2.0 million of classified assets were deemed to be substandard and $196,000 assets were classified as doubtful.

The Company's allowance for loan and lease losses was $728,000 at June 30, 2002, which included $656,000 in general loan loss reserves, $53,000 in specific loan loss reserves, and $19,000 checking account loss reserves. The total allowance was $769,000 at September 30, 2001. The total allowance for loan losses as a percentage of loans receivable equaled .52% at June 30, 2002 and 0.66% at September 30, 2001.

The Company uses a methodology for estimating the adequacy of its general allowance for loan loss that encompasses three separate components. The first component is an historical loss analysis of loans segregated by different loan categories. A three-year rolling average of annual net gains and losses on each category of loans is calculated and then summed together to comprise the first component. The second component is an estimate of losses on the Company's list of currently classified assets. A percentage, generally ranging from 5% to 50% of each classified asset, is applied to the balance of the asset. The percentage for each asset is combined to determine the second component. The third component is an unidentified risk component. The Company establishes a percentage of each category of net loans as an inherent or unidentified risk. The percentages range from .10% for one-to-four family to .35% for consumer and commercial loans. The balance in each loan category is reduced for any loans specifically reviewed by the Company and any classified assets, before applying the percentage amounts. At June 30, 2002, the individual components were calculated to be $151,000 for the historical loss component, $288,000 for the classified asset component, and $217,000 for the unidentified risk component, a total of $656,000. At September 20, 2001, the individual components were calculated as $114,000 for the historical loss component, $331,000 for the classified asset component, and $156,000 for the unidentified risk component, a total of $601,000.

The increase in the historical loss component was a direct result of increased losses on the Company's consumer installment lending program, including its indirect auto lending program. The decrease in the classified asset component was the result of the decline in classified assets. The increase in the inherent risk component was due to the overall increase in the net loan portfolio, primarily consumer installment loans, from $115.8 million at September 30, 2001 to $139.9 million at June 30, 2002.

The Company establishes a specific loan loss allowance of 100% of the outstanding balance of loans that are severely past due and deemed unlikely to be collected in a timely manner. Generally, the Company establishes a specific reserve when a real estate secured loan is 180 days or more past due and when a consumer loan is 120 days or more past due. The Company may establish a specific reserve sooner than these general guidelines in the case of a bankruptcy. Also, the Company may choose not to establish a specific reserve for loans that would otherwise warrant doing so, if there is sufficient value supporting the loan balance.

At June 30, 2002, the Company had $53,000 in specific loan loss reserves established, compared to $142,000 at September 30, 2001. The decrease in the specific reserve was due to a decrease in the balance of loans exceeding the past due limits.

In general, the Company made no changes to its estimate of the adequacy of the allowance for loan losses as a result of any actual changes or expected trends in non-performing loans. The Company believes that the overall quality of its loan portfolio is good. However, the Company did record $176,000 in provision for loan losses during the nine months ended June 30, 2002, compared to $41,000 for the same period in 2001. [See "Note 9".]

The Company anticipates that the general trend in the level of the allowance for loan loss will be to increase the size of the allowance. The Company expects to continue its focus on increasing the size of its consumer, commercial, and commercial real estate loan portfolios. The result would be an expected increase in the estimated allowance for loan loss under the unidentified risk component. In addition, the estimated reserve for loan losses could increase under the average annual loan loss component if the Company continues to incur charge-offs on its consumer-loan portfolio.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits from customers, advances from the FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities, sales of loans and operations.

The Company uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At June 30, 2002, the Company had outstanding commitments to extend credit on approximately $11.1 million of loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $19.0 million at June 30, 2002, an increase of $1.1 million from the $17.9 million reported at September 30, 2001. The increase was primarily the result of a $1.4 million increase in retained earnings that resulted from the $1.5 million net income less $174,000 in cash dividends paid during the nine months ended June 30, 2002. A $302,000 decrease in unrealized gains on available-for-sale securities partially offset the increase in retained earnings.

As of June 30, 2002, the Company's reported book value per share, using total stockholders' equity of $19.0 million (net of the cost of unearned ESOP shares) and 1,162,320 outstanding shares of common stock (the total issued shares including unearned ESOP shares, less treasury shares), equaled $16.31 per share. Subsequent to the quarter ended June 30, 2002, the Company announced its intention to pay a cash dividend of $.05 per share on August 28, 2002, to stockholders of record as of August 14, 2002. During the nine months ended June 30, 2002, the Company paid cash dividends of $.15 per share, which equates to approximately 11.4% of the $1.36 in earnings per share reported. The Company paid $.05 per share in cash dividends in the three months ended June 30, 2002, which is approximately 11.6% of the $.45 in reported earnings per share. The Company reported an equity to assets ratio of approximately 8.66% at June 30, 2002.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain non-cumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage-servicing rights, must be deducted from total capital for calculating compliance with this requirement. At June 30, 2002, First Federal had approximately $2.2 million of intangible assets and other required regulatory adjustments that were required to be deducted from total capital.

At June 30, 2002, First Federal had tangible capital of $16.2 million, or 7.47% of adjusted total assets, which is approximately $13.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require Tier 1 capital equal to at least 4.0% of adjusted total assets. Tier 1 capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables.

At June 30, 2002, First Federal had Tier 1 capital equal to $16.2 million, or 7.47% of adjusted total assets, which is $7.5 million above the minimum requirement for capital adequacy purposes of 4.0% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8.0% of risk-weighted assets. Total risk-based capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2002, First Federal had no capital instruments that qualify as supplementary capital and $721,000 of loss reserves, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total risk-based capital. First Federal had no such exclusions from capital and assets at June 30, 2002.

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

On June 30, 2002, First Federal had total risk based capital of $16.9 million (including $16.2 million in Tier 1 capital and $721,000 in loan loss reserves) and risk-weighted assets of $118.3 million, or total risk-based capital of 14.3% of risk-weighted assets. This amount was $7.5 million above the 8.0% requirement in effect on that date.

At June 30, 2002, First Federal was also considered a "well capitalized" institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  JUNE 30, 2002
--------------------------------------------------------------------------------

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

      None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          The following exhibits are filed herewith:

          Exhibit 11.0 - Computation of Earnings Per Share

       (b)  Reports on Form 8-K

          During the quarter ended June 30, 2002, the Company filed a report on Form 8-K on May 8, 2002 to report the issuance of a press release dated May 7, 2002, announcing the Company's earnings for the quarter ended March 31, 2002. The release also announced the Company's intention to pay, on May 22, 2002, a cash dividend of $.05 per share for the quarter ended March 31, 2002, to stockholders of record on May 8, 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    East Texas Financial Services, Inc.


Date:  August 9, 2002               /s/ Gerald W. Free
-----  --------------               --------------------------------------------
                                    Vice Chairman, President and CEO
                                    (Principal Executive Officer)


Date: August 9, 2002                /s/ Derrell W. Chapman
--------------------                --------------------------------------------
                                    Executive Vice President/COO/CFO
                                    (Principal Financial and Accounting Officer)




                                  CERTIFICATION
                                  -------------

Each of the undersigned hereby certifies in his capacity as an officer of East Texas Financial Services, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the period ended June 30, 2002 fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.



Date: August 9, 2002


                                   /s/ Gerald W. Free
                                   ------------------------------------------
                                   Vice Chairman, President and CEO
                                   (Principal Executive Officer)




                                   /s/ Derrell W. Chapman
                                   -------------------------------------------
                                   Executive Vice President/COO/CFO
                                   (Principal Financial and Accounting Officer)