Form 10KSB
period 2002-09-30
EAST TEXAS FINANCIAL SERVICES INC
filed 2002-12-30
CIK 929646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 2002

                                       OR

     ( ) TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from                to
                                  ----------------  -----------------------

     Commission file number: 0-24848

                       EAST TEXAS FINANCIAL SERVICES, INC.
           (Name of small business issuer as specified in its charter)


            Delaware                                      75-2559089
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1200 South Beckham Avenue, Tyler, Texas                        75701
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:      (903) 593-1767
                                                  ------------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                     ------
           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     ---------------------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X]. NO [ ] .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $14,797,886.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and ask prices of such stock on the OTC Electronic Bulletin Board as of December 11, 2002 was $8.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

     As of December 11, 2002, there were issued and outstanding 1,162,320 shares of the Registrant's Common Stock.



                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended September 30, 2002.

     Part III of Form  10-KSB -  Portions  of Proxy  Statement  for 2003  Annual
          Meeting  of  Stockholders.   Transitional  Small  Business  Disclosure
          Format: YES [ ]. NO [X].

                                     PART I


Item 1. Description of Business

General

     East Texas Financial Services, Inc. (the "Company") is a Delaware corporation organized in 1994 to be the savings and loan holding company of First Federal Savings and Loan Association of Tyler ("First Federal" or the "Association"). First Federal was founded in 1923 as a Texas chartered institution and converted in 1939 to a federally chartered mutual savings and loan association. The Company owns all of the outstanding stock of the Association issued on January 10, 1995, in connection with the completion of its conversion from the mutual to the stock form of organization (the "Conversion"). Unless the context otherwise requires, all references herein to the Association or the Company include the Company and Association on a consolidated basis. The Company's common stock is traded on the OTC Bulletin Board under the symbol "ETFS.OB"

     The Company and the Association are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Association is a member of the Federal Home Loan Bank ("FHLB") System and its deposits are insured by the FDIC's Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law.

     The Company serves its primary market area, East Texas, with a concentration in Smith and Upshur Counties, through its main office, a full service branch location and loan production office, which are located in Tyler, Texas, a full service branch office located in Gilmer, Texas and a full service branch located in Whitehouse, Texas. At September 30, 2002, the Company had total assets of $217.7 million, deposits of $107.5 million, borrowings from the FHLB of Dallas of $86.3 million, and stockholders' equity of $19.3 million.

     The principal business of the Company consists of attracting retail deposits from the general public and investing those funds in one-to four-family residential mortgage loans, commercial real estate, one-to four-family construction, multi-family, commercial and consumer loans. The Company also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. At September 30, 2002, substantially all of the Company's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Texas, with most of them located in the Company's primary market area. See "--Originations, Purchases and Sales of Loans." The Company offers a full line of products and services that include commercial and consumer loans, debit and credit cards, ATM machines and cards and safe deposit boxes.

     The Company's revenues are derived primarily from interest earned on loans, mortgage-backed securities and investments and, to a lesser extent, from service charges, loan origination fees, gains on sales of loans and mortgage-backed securities, and loan servicing fee income. The Company does not originate loans to fund leveraged buyouts, and has no loans to foreign corporations or governments.

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

     In its most recent regulatory examination, the OTS deemed the Association to be in "troubled condition" primarily as a result of lack of compliance with regulatory requirements involving oversight of its interest rate risk program and monitoring of its interest rate risk. As a result, the Association is required to take a number of steps including:

     o    add a board member with expertise in investments and banking;

     o    adopt a safety and soundness compliance plan;

     o establish new and amend existing policies and procedures regarding the purchase, monitoring and reporting to the OTS of securities; and

     o establish an internal review program to verify compliance with policies.

Until these issues have been fully addressed, the Association will be restricted in its asset growth, will be required to pay an increased insurance premium, is prohibited from purchasing securities without prior OTS non-objection and is subject to other regulatory restrictions. Failure to timely comply with these requirements could result in other, more severe restrictions on the Association, its board and management.

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

Lending Activities

     General. The Company originates fixed-rate and adjustable-rate one-to-four-family mortgage loans. In response to consumer demand, the Company generally originates fixed-rate residential loans. The Company underwrites the majority of its fixed-rate residential mortgage loans using secondary market guidelines allowing them to be saleable to Fannie Mae and other investors, without recourse. Loans may be sold with servicing being retained or servicing sold. See "--Loan Portfolio Composition" and "--One-to four-family Residential Mortgage Lending."

     Historically, the Company's predominate lending activity has been the origination of loans secured by first mortgages on owner-occupied one-to four-family residences. However, with the introduction of consumer and commercial lending in 1999 and the acquisition of Gilmer in 2000, the origination of these loans, combined with commercial real estate and home equity loans, has increased to the point of surpassing originations of one-to four-family residential loans. At September 30, 2002, the Company's net loans held in portfolio totaled $137.2 million, which constituted 63.0% of the Company's total assets. At that date, the Company had no loans held for sale.

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

     The aggregate amount of loans that the Company is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Company could have invested in any one real estate project, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation--Federal Regulation of Savings Associations." At September 30, 2002, the maximum amount that the Company could have lent to any one borrower and the borrower's related entities was approximately $2.5 million. At September 30, 2002, the Company had no loans or lending relationships with an outstanding balance in excess of this amount. The largest amount outstanding to any one borrower, or group of related borrowers, was approximately $2.12 million at September 30, 2002. It was secured by a first lien on a commercial real estate property operating as a retail shopping center in Tyler. The second largest lending relationship at September 30, 2002 was for $1.75 million. The loan was secured by real estate used for the development of a single-family subdivision in Whitehouse, Texas. It was also secured by real estate used for the development of retail office condominiums in Tyler, Texas. The third largest lending relationship at September 30, 2002 was for $1.69 million. The loan was secured by real estate and improvements operated as a self-storage facility, equipment and leasehold improvements operated as an automatic car wash, and three single-family residences all located in Tyler, Texas. The fourth largest lending relationship totaled $1.38 million and was secured by two commercial real estate investment properties and several single-family rental properties all located in Tyler, Texas. The fifth largest loan relationship at September 30, 2002 was $1.2 million to a builder and was secured by five single-family residences under various stages of construction all located in Tyler, Texas. The sixth largest lending relationship was for $1.11 million to a manufacturing firm. It was secured by a first lien on a commercial real estate property, equipment, inventory, receivables, and two automobiles in Tyler, Texas. The Company had no other lending relationships in excess of $1.0 million at September 30, 2002. At September 30, 2002, the Company had 11 other lending relationships that exceeded $500,000. All of the loans mentioned above were performing as in accordance with their terms at September 30, 2002.

Loan Portfolio Composition. The following information sets forth the composition of the Company's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts, allowances for losses and loans held for sale) as of the dates indicated.


                                                                      September 30,
                                        ------------------------------------------------------------------------
                                                 2002                    2001                    2000
                                        --------------------     --------------------    -------------------
                                         Amount      Percent      Amount     Percent      Amount     Percent
                                        ------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Real estate loans:

   One-to four-family                   $ 61,396       43.07%    $ 67,169       55.60%   $ 72,414      68.51%
   Other residential property              2,679        1.88        1,635        1.35         960       0.91
   Home equity and
        improvement                       10,845        7.61        8,316        6.89       7,032       6.65
   Nonresidential                         17,185       12.06       11,153        9.23       9,580       9.06
   Construction loans                      8,592        6.02        5,651        4.68       2,860       2.71
                                        --------     -------     --------    --------    --------    -------
     Total real estate loans             100,697       70.64       93,924       77.75      92,846      87.84
                                        --------     -------     --------    --------    --------    -------


Other loans:
   Consumer loans                         36,386       25.53       20,772       17.19       7,575       7.16
   Commercial loans                        5,459        3.83        6,111        5.06       5,284       5.00
                                        --------     -------     --------    --------    --------    -------
     Total other loans                    41,845       29.36       26,883       22.25      12,859      12.16
                                        --------     -------     --------    --------    --------    -------
   Total loans                           142,542      100.00%     120,807      100.00%    105,705     100.00%
                                        --------     =======     --------    ========    --------    =======
Less:
   Loans in process                        4,580                    4,165                   2,539
   Deferred fees and discounts                22                       26                      37
   Allowance for loan losses                 757                      769                   1,057
                                        --------                 --------                --------
     Total loans receivable, net   $     137,183                 $115,847                $102,072
                                        ========                 ========                ========




                                                          September 30,
                                        ----------------------------------------------
                                                    1999                   1998
                                            -------------------    -------------------
                                             Amount     Percent     Amount     Percent
                                        ----------------------------------------------
                                                     (Dollars in Thousands)
Real estate loans:

   One-to four-family                       $ 55,902      78.33%   $ 52,298      83.34%
   Other residential property                    460       0.64         551       0.88
   Home equity and
        improvement                            3,763       5.27       2,971       4.73
   Nonresidential                              2,184       3.06       4,106       6.54
   Construction loans                          3,988       5.59       2,256       3.60
                                            --------    -------    --------    -------
     Total real estate loans                  66,297      92.89      62,182      99.09
                                            --------    -------    --------    -------


Other loans:
   Consumer loans                              1,436       2.01         403       0.64
   Commercial loans                            3,636       5.09         168       0.27
                                            --------    -------    --------    -------
     Total other loans                         5,072       7.11         571       0.91
                                            --------    -------    --------    -------
   Total loans                                71,369     100.00%     62,753     100.00%
                                            --------     =======    --------    =======
Less:
   Loans in process                            3,818                  1,373
   Deferred fees and discounts                    31                     28
   Allowance for loan losses                     270                    233
                                            --------               --------
     Total loans receivable, net            $ 67,250               $ 61,119
                                            ========               ========

     The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                     September 30,
                                           --------------------------------------------------------------------
                                                   2002                   2001                   2000
                                           -------------------    -------------------    -------------------
                                            Amount     Percent     Amount     Percent     Amount     Percent
                                           --------    -------    --------    -------    --------    -------
                                                                 (Dollars in Thousands)

Fixed-Rate Loans
----------------
   Real estate loans:
     One-to four-family residences         $ 43,634      30.61%   $ 46,760      38.71%   $ 58,441      55.29%
     Other residential                        2,679       1.88           0       0.00         960       0.91
     Home Equity/Improvement                 10,301       7.23       7,526       6.23       7,032       6.65
     Nonresidential                          16,205      11.37      10,548       8.73       7,216       6.83
     Construction loans                       8,592       6.03       5,651       4.68       2,860       2.71
                                           --------    -------    --------    -------    --------    -------
        Total fixed-rate real
        estate loans                         81,411      57.12      70,485      58.35      76,509      72.39
                                           --------    -------    --------    -------    --------    -------
   Other Loans:
     Consumer loans                          36,386      25.53      20,730      17.16       7,575       7.16
     Commercial loans                         5,459       3.83       4,893       4.05       5,284       5.00
                                           --------    -------    --------    -------    --------    -------
        Total other fixed-rate loans         41,485      29.36      25,623      21.21      12,859      12.16
                                           --------    -------    --------    -------    --------    -------
     Total fixed-rate loans                 123,256      86.48      96,108      79.56      89,368      84.54
                                           --------    -------    --------    -------    --------    -------
Adjustable-Rate Loans
---------------------
   Real estate loans:
     One-to four-family residences           17,762      12.45      20,410      16.90      13,973      13.22
     Other residential                            0          0       1,635       1.35           0       0.00
     Nonresidential                             980       0.69         605       0.50       2,364       2.24
     Home Equity/Improvement                    544       0.38         790       0.65           0       0.00
                                           --------    -------    --------    -------    --------    -------
       Total adjustable-rate real
        estate loans                         19,286      13.52      23,440      19.40      16,337      15.46
                                           --------    -------    --------    -------    --------    -------
   Other Loans:
     Consumer loans                               0          0          41       0.03           0       0.00
     Commercial loans                             0          0       1,218       1.01           0       0.00
                                           --------    -------    --------    -------    --------    -------
        Total other adjustable-rate
        real estate loans                         0          0       1,259       1.04           0       0.00
                                           --------    -------    --------    -------    --------    -------
     Total adjustable-rate real
        estate loans                         19,286      13.52      24,699      20.44      16,337      15.46
                                           --------    -------    --------    -------    --------    -------
           Total loans                      142,542     100.00%    120,807     100.00%    105,705     100.00%
                                           --------    =======    --------    =======    --------    =======
Less:
   Loans in process                           4,580                  4,165                  2,539
   Deferred fees and discounts                   22                     26                     37
   Allowance for loan losses                    757                    769                  1,057
                                           --------               --------               --------
     Total loans receivable, net           $137,183               $115,847               $102,072
                                           ========               ========               ========



                                                           September 30,
                                           ---------------------------------------------
                                                     1999                    1998
                                             --------------------    -------------------
                                              Amount     Percent      Amount     Percent
                                             --------    --------    --------    -------
                                                      (Dollars in Thousands)

Fixed-Rate Loans
   Real estate loans:
     One-to four-family residences           $ 48,134      67.44%    $ 41,730     66.50%
     Other residential                            460       0.64          551      0.88
     Home Equity/Improvement                    3,763       5.27        2,971      4.73
     Nonresidential                             1,715       2.40        3,838      6.12
     Construction loans                         3,988       5.59        2,256      3.60
                                             --------    --------    --------    -------
        Total fixed-rate real
        estate loans                           58,060      81.34       51,346     81.83
                                             --------    --------    --------    -------
   Other Loans:
     Consumer loans                             1,436       2.01          403      0.64
     Commercial loans                           3,636       5.10          168      0.27
                                             --------    --------    --------    -------
        Total other fixed-rate loans            5,072       7.11          571      0.91
                                             --------    --------    --------    -------
     Total fixed-rate loans                    63,132      88.45       51,917     82.74
                                             --------    --------    --------    -------
Adjustable-Rate Loans
   Real estate loans:
     One-to four-family residences              7,768      10.89       10,568      16.84
     Other residential                              0       0.00            0       0.00
     Nonresidential                               469       0.66          268       0.43
     Home Equity/Improvement                        0       0.00            0       0.00
                                             --------    --------    --------    -------
       Total adjustable-rate real
        estate loans                            8,237      11.55       10,836      17.27
                                             --------    --------    --------    -------
   Other Loans:
     Consumer loans                                 0       0.00            0       0.00
     Commercial loans                               0       0.00            0       0.00
                                             --------    --------    --------    -------
        Total other adjustable-rate
        real estate loans                           0       0.00            0       0.00
                                             --------    --------    --------    -------
     Total adjustable-rate real
        estate loans                            8,237      11.55       10,836      17.27
                                             --------    --------    --------    -------
           Total loans                         71,369     100.00%      62,753    100.00%
                                             --------    ========    --------    =======
Less:
   Loans in process                             3,818                   1,373
   Deferred fees and discounts                     31                      28
   Allowance for loan losses                      270                     233
                                             --------                --------
     Total loans receivable, net             $ 67,250                $ 61,119
                                             ========                ========

     The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at September 30, 2002. Mortgages, which have adjustable or renegotiable interest rates, are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                       -------------------------------------------------------------------------
                                                       Real Estate
                       -------------------------------------------------------------------------

                          1-4 Family, Home
                       equity and improvement      Other Residential          Nonresidential
                     ------------------------    ---------------------     --------------------
 Due During Periods                  Weighted                 Weighted                 Weighted
Ending September 30,                 Average                  Average                  Average
                           Amount     Rate        Amount       Rate          Amount     Rate
                     ------------------------    ---------------------    ---------------------
                                                  (Dollars in Thousands)
                2003      $   200     7.76%      $  1,903         6.10%    $ 2,698         5.91%
                2004          195     7.20                                     379         5.64
                2005          484     7.81                                     220         7.96
                2006          787     8.01                                     186         7.02
                2007        1,410     7.57             94         7.00       1,689         7.25
                2008        1,519     7.92             57         7.79         291         8.00
        2009 to 2012       12,984     8.20             74         7.75       7,463         7.98
        2013 to 2022       39,372     7.46            552         7.98       4,216         7.41
 2023 and following        15,290     8.46                                      43         5.87
                          --------               --------                  -------
       Total              $72,241                $  2,680                   17,185
                          ========               ========                  =======





                       ------------------------------
                                Real Estate
                       ------------------------------
                                                           Consumer and
                          Construction (Net)             Commercial Loans              Total Loans
                         ------------------------    ------------------------   ------------------------
 Due During Periods                      Weighted                   Weighted                   Weighted
Ending September 30,                     Average                    Average                    Average
                              Amount      Rate           Amount      Rate           Amount       Rate
                         ------------------------    ------------------------   ------------------------
                                                    (Dollars in Thousands)
                2003      $  4,149       5.43%         $  6,954          7.88%    $ 15,904         6.69%
                2004                                      2,074         10.28        2,648         9.39
                2005                                      3,906         10.19        4,610         9.84
                2006                                      8,001          9.48        8,974         9.30
                2007                                     11,737          9.02       14,930         8.67
                2008                                      8,928          9.79       10,795         9.47
        2009 to 2012                                        107          8.75       20,628         8.12
        2013 to 2022                                                                44,140         7.46
 2023 and following                                                                 15,333         8.46
                            --------                   --------                   --------
       Total                $  4,149                   $ 41,707                   $137,962
                            ========                   ========                   ========

                                    Less:
                                    Deferred Fees and discounts                         22
                                    Allowance for loan loses                           757
                                                                                  --------
                                    Total loans receivable, net                    137,183
                                                                                  ========



     The total amount of loans due after September 30, 2002 which have predetermined interest rates is $118.7 million while the total amount of loans due after such date which have floating or adjustable interest rates is $19.2 million.

     One-to four-family Residential Mortgage Lending. The Company originates conventional loans for the acquisition of owner-occupied, one-to four-family residences. At September 30, 2002, the Company's one-to four-family residential mortgage loans totaled $61.4 million, or 43.1% of the Company's gross loan portfolio. The Company originates these loans primarily from referrals from real estate agents, existing customers, walk-in customers, builders and from responses to the Company's marketing campaign, directed primarily to individuals in its market area.

     The Company currently originates fixed-rate and adjustable rate mortgage ("ARM") loans. During the year ended September 30, 2002, the Company originated $35.6 million and $3.6 million of fixed-rate mortgage and ARM loans, respectively, which were secured by one-to four-family residences. During the same period, the Company sold $14.3 million of fixed-rate real estate loans which were secured by one-to four-family residences.

     The Company currently originates one-to four-family residential mortgage loans in amounts up to 100% of the appraised value of the security property and generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company's exposure to or below 80% of such value. The terms of such loans are generally for up to a maximum term of 30 years. Interest charged on these mortgage loans is competitively priced according to local market conditions.

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

     In underwriting one-to four-family residential real estate loans, the Company evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by the Company are appraised by independent fee appraisers approved and qualified by the Board of Directors. The Company generally requires borrowers to obtain title insurance and fire, property and flood insurance (if required) in an amount not less than the amount of the loan. Real estate loans originated by the Company generally contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.

     Commercial Real Estate and Multi-Family Residential Lending. The Company engages in multi-family and commercial real estate lending, including permanent loans secured primarily by apartment buildings, office buildings, and retail establishments in the Company's primary market area. At September 30, 2002, the Company had $17.2 million and $2.7 million, respectively, of commercial real estate and multi-family loans, which represented 12.1% and 1.9%, respectively, of the Company's gross loan portfolio.

     Generally, commercial and multi-family real estate loans originated by the Company are fixed-rate loans with terms less than or equal to 180 months. To a lesser extent, the Company originates adjustable-rate loans, with annual adjustments based upon either the one year Constant Maturity Treasury Securities Rate or the Chase Manhattan Prime Rate, subject to limitations on the maximum annual and total interest rate increase or decrease over the life of the loan. Commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. The Company analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the net income generated by the property securing the loan and the value of the property itself. The Company requires personal guarantees from the borrowers in addition to the security property as collateral for such loans and personal financial statements on an annual basis. Appraisals on properties securing commercial and multi-family real estate loans originated by the Company are generally performed by independent fee appraisers approved by the Board of Directors.


     Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of credit risk than one-to four-family residential mortgage loans. Commercial real estate and multi-family loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial real estate and multi-family properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

     Construction Lending. The Company engages in residential construction lending, with $8.6 million, or 6.0% of its gross loan portfolio in construction loans as of September 30, 2002. The Company offers loans to owner-occupants and builders for the construction of one-to four-family residences. Currently, such loans are offered with terms to maturity of up to nine months and in amounts generally up to 80% of the appraised value of the security property.

     The Company's construction loans require the payment of interest only on a quarterly basis. The Company generally makes permanent loans on the underlying property consistent with its underwriting standards for one-to four-family residences. The Company also offers loans to a few selected builders in its primary market area to build residential properties in anticipation of the sale of the house or where the house has been pre-sold. Such loans are generally made for a term of nine months. The Company usually disburses funds on construction loans directly to the builder at certain intervals based upon the completed percentage of the project and inspections of the loans in process are performed by the Company's staff.

     Construction lending generally affords the Company an opportunity to receive interest at rates higher than those obtainable from alternative short-term investments. However, construction lending is generally considered to involve a higher level of credit risk than such investments or one-to four-family residential lending since the risk of loss on construction loans is dependent largely, upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost
(including interest) of the project. If the cost estimate proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. In addition, to the extent the borrower is unable to obtain a permanent loan on the underlying property, the Company may be required to modify or extend the terms of the loan. In an effort to reduce these risks, the application process includes a submission to the Company of accurate plans, specifications, and costs of the project to be constructed. These items are also used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

     Construction loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

     Consumer Loans. The Company offers home equity, home improvement, and consumer loans to individuals. Substantially all of the Company's consumer loans are originated in its primary market area. At September 30, 2002, the consumer loan portfolio totaled $36.4 million, or 25.5% of the total gross loan portfolio. Home equity and improvement loans accounted for $10.8 million or 7.6% of the total loans.

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

     Consumer loans may entail greater credit risk than do residential mortgage loans. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. See "Asset Quality."

     Commercial Business Loans. At September 30, 2002, the Company had $5.5 million in commercial loans outstanding, or 3.8% of the Company's total loan portfolio. The Company's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance inventory and equipment. Generally, the Company's commercial business lending has been limited to borrowers headquartered, or doing business, in the Company's market area.

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

     In fiscal 2002, the Company originated $83.1 million of loans, compared to $50.3 million and $39.1 million in fiscal 2001 and 2000, respectively. In fiscal 2002, $85.2 million of loans and mortgage-backed securities were repaid, compared to $44.0 million and $27.4 million in fiscal 2001 and 2000, respectively.

     In fiscal 2002, the Company originated approximately $5.8 million in adjustable rate loans, compared to $2.3 in fiscal 2001.

     The Company currently sells its fixed-rate one-to four-family residential mortgage loans, without recourse, to FNMA, or other investors. Sales of whole loans generally are beneficial to the Company since these sales may generate income at the time of sale, produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Company sold whole loans in aggregate amounts of $14.3 million, $6.6 million and $2.9 million during the years ended September 30, 2002, 2001, and 2000, respectively. The Company sells loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale should not adversely affect the Company's income at the time of sale.

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

     When loans are sold, the Company may retain the servicing for the loans. The Company receives a fee for performing these services. The Company serviced mortgage loans for others amounting to $45.6 million, $46.3 million, and $51.4 million at September 30, 2002, 2001, and 2000, respectively.

     From time to time, the Company has purchased whole loans or loan participations consistent with its loan origination underwriting standards. The Company has not recently purchased loans because there has been sufficient product available for origination, but will consider favorable purchase opportunities as they arise.

     In addition, the Company purchases mortgage-backed securities, consistent with its asset/liability management objectives to complement its mortgage lending activities. The Board believes that the slightly lower yield carried by mortgage-backed securities is somewhat offset by the lower level of credit risk and the lower level of overhead required in connection with these assets, as compared to one-to four-family, non-residential, multi-family and other types of loans. See "--Mortgaged-Backed Securities."

     The following table shows the loan and mortgage-backed and related securities originations, purchase, sale, and repayment activities of the Company for the periods indicated.

                                                                 Year Ended September 30,
                                                             --------------------------------
                                                               2002        2001        2000
                                                             --------    --------    --------
                                                                  (Dollars in Thousands)
      Originations by type:
      ---------------------
         Adjustable rate:
           Real estate - one-to four-family                  $  3,584    $  2,330    $  7,500
                              - other real estate                 120           0           0
                              - commercial                        264           0       2,290
           Non-real estate - consumer                               0           0           0
                              - commercial business             1,825           0         925
                                                             --------    --------    --------
             Total adjustable-rate                              5,793       2,330      10,715
                                                             --------    --------    --------
         Fixed rate:
           Real estate - one-to four-family                    35,595      21,787      18,544
                              - other real estate               4,723           0          63
                              - commercial                      6,686         681       3,285
           Non-real estate - consumer                          29,620      25,232       5,699
                              - commercial business               634         289         753
                                                             --------    --------    --------
             Total fixed-rate                                  77,258      47,989      28,344
                                                             --------    --------    --------
             Total loans originated                            83,051      50,319      39,059
                                                             --------    --------    --------

      Purchases:
      ----------
         Real estate - one-to four-family                           0           0           0
                              - other real estate                   0           0           0
                            - commercial                            0           0           0
         Non-real estate - consumer                                 0           0           0
                                   - commercial business            0           0           0
          Loans acquired through merger                             0           0      21,806
                                                             --------    --------    --------
             Total loans purchased                                  0           0      21,806
          Mortgage-backed and related securities acquired
             through merger                                         0           0       8,993
         REMICs and CMOs                                       26,252      38,910       6,909
                                                             --------    --------    --------
                   Total purchases                             26,252      38,910      37,708
                                                             --------    --------    --------

      Sales and Repayments:
      ---------------------
         Real estate - one-to four-family                      14,301       6,570       2,949
                            - multi-family                          0           0           0
                             - commercial                           0           0           0
         Non-real estate - consumer                                 0           0           0
                             - commercial business                  0           0           0
                                                             --------    --------    --------
             Total loans sold                                  14,301       6,570       2,949
         Mortgage-backed securities                                 0       8,923           0
                                                             --------    --------    --------
              Total sales                                      14,301      15,493       2,949
         Principal repayments - Loans                          46,571      27,492      22,109
         Principal repayments - mortgage-backed securities     38,642      16,483       5,334
                                                             --------    --------    --------
                   Total reductions                            99,514      59,468      30,392
                                                             --------    --------    --------
         Increase (decrease) in other items, net                 (948)       (988)     (1,962)
                                                             --------    --------    --------
             Net increase (decrease)                         $  8,841    $ 28,773    $ 44,413
                                                             ========    ========    ========

Asset Quality

     Generally, when a borrower fails to make a required payment on real estate secured loans by the 17th day after such payment is due, the Company institutes collection procedures by mailing a delinquency notice. The customer maybe contacted again by telephone, letter, or a face-to face interview when the delinquency is not promptly cured. In most cases delinquencies are cured promptly; however, if a loan secured by real estate has been delinquent for more than 80 days, a final letter is sent demanding payment and the customer is requested to make arrangements to bring the loan current or, if the situation merits, a 30 day foreclosure notice is sent to the borrower. Once a payment is 90 days past due, a 30 day foreclosure notice is sent (if not previously sent) and, unless satisfactory arrangements have been made, immediate foreclosure procedures will commence.

     For loans other than real estate, primarily automobiles and other similar collateral, the Company places more reliance on the ability of the loan officer to monitor and collect delinquent loans. Collection of these types of loans requires the loan officer to make an assessment of the value of the collateral and weigh that against the borrower's ability and willingness to continue to pay the debt in determining whether to repossess the collateral.

     Generally, when a loan is delinquent 10 days, a past due notice is sent to the borrower to remind them of the past due payment. Another past due notice is sent to the customer when the loan is 20 days delinquent. When the loan reaches 30 days past due the loan officer will contact the borrower directly, either by telephone or in a face-to-face interview. At that time the borrower will be required to bring the entire past due amount current. At 60 days past due, the loan officer instigates repossession orders with a local collection company or will repossess the collateral themselves.

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

     The following table sets forth the Company's loan delinquencies by number, amount, and percentage of loan category at September 30, 2002.

                                                                  Loans Delinquent for:
                                     --------------------------------------------------------------------------

                                                 60 - 89 Days                        90 Days and Over
                                     ----------------------------------    ----------------------------------

                                                           Percent of                           Percent of
                                     Number     Amount    Loan Category    Number     Amount    Loan Category
                                                                 (Dollars in Thousands)
Real Estate:
  One-to four-family                   36      $ 1,325        3.20%         21       $   918        1.78%
  Home equity and improvement           7          151        1.39           2            30        0.28
  Non-residential                       0            0           0           0             0           0
  Construction loans                    0            0           0           0             0           0

  Consumer and commercial loans        43          613        1.46          30           295        0.77
                                     ------    -------    -------------    ------    -------    -------------
       Total                           86      $ 2,089        1.52%         53       $ 1,243        0.79%
                                     ======    =======    =============    ======    =======    =============




                                          Total Loans Delinquent
                                             60 Days or More
                                      ---------------------------------
                                                           Percent of
                                      Number     Amount   Loan Category
                                             (Dollars in Thousands)
Real Estate:
  One-to four-family                    56      $ 2,062        4.98%
  Home equity and improvement            9          181        1.67
  Non-residential                        0            0           0
  Construction loans                     0            0           0

  Consumer and commercial loans         75          934        2.23
                                      ------    -------   -------------
       Total                           140      $ 3,177        2.32%
                                      ======    =======   =============

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

                                                                         September 30,
                                                       ------------------------------------------------------
                                                        2002        2001        2000       1999         1998
                                                       ------      ------      ------      ------      ------
                                                                      (Dollars in Thousands)

        Non-accruing loans:
         One-to four-family                            $  948      $1,145      $  712      $  768      $  187
         Consumer and other loans                         295         171           0           0           0
                                                       ------      ------      ------      ------      ------
             Total                                      1,243       1,316         712         768         187
                                                       ------      ------      ------      ------      ------

      Accruing loans delinquent more than 90 days:
         One-to four-family                                 0           0           0           0           6
         Consumer and other loans                           0           0         246           0           0
                                                       ------      ------      ------      ------      ------
             Total                                          0           0         246           0           6
                                                       ------      ------      ------      ------      ------

      Foreclosed assets:
         One-to four-family                               155         197          43           0          35
         Consumer and other loans                         239          62          43           0           0
                                                       ------      ------      ------      ------      ------
             Total                                        394         259          86           0          35
                                                       ------      ------      ------      ------      ------

      Total non-performing assets                      $1,637      $1,575      $1,044      $  768      $  228
                                                       ======      ======      ======      ======      ======

      Total as a percentage of total assets              0.75%       0.74%       0.52%       0.50%       0.18%
                                                       ======      ======      ======      ======      ======


     The increase in non-accruing consumer and other loans was attributable to the overall increase in the size of the consumer loan portfolio from $20.8 million at September 30, 2001 to $36.4 million at September 30, 2002. The increase in consumer and other loan foreclosed assets is directly related to the increase in the size of the Company's indirect auto lending program. See "Allowance for Loan Losses." For the year ended September 30, 2002, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $97,000. The amount was included in interest income on such loans was approximately $65,000 for the year ended September 30, 2002.


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

     Classified assets totaled $2.6 million, $2.7 million, and $2.9 million for the periods ending September 30, 2002, 2001, and 2000, respectively. Classified assets and non-performing assets differ in that classified assets may include loans less than 90 days delinquent. Also, assets guaranteed by governmental agencies such as the Veterans Administration or the Federal Housing Administration are not included in classified assets but are included in non-performing assets.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 2002, the Company had classified $2.4 million assets as substandard, $196,000 as doubtful, and $71,000 as loss and for which specific reserves have been established.

     Other Assets of Concern. As of September 30, 2002, there were no other assets classified by the Company because of known information about the possible credit problems of the borrowers or the cash flows of the security property that caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which could result in the future inclusion of such item in the non-performing asset categories.

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

     The Company's allowance for loan and lease losses was $757,000 at September 30, 2002, which included $665,000 in general loan loss reserves, $71,000 in specific loan loss reserves, and $21,000 checking account loss reserves. The total allowance was $769,000 at September 30, 2001. The total allowance for loan losses as a percentage of loans receivable equaled .55% at September 30, 2002 and 0.66% at September 30, 2001.

     The Company uses a methodology for estimating the adequacy of its general allowance for loan loss that encompasses three separate components. The first component is an historical loss analysis of loans segregated by different loan categories. A three-year rolling average of annual net gains and losses on each category of loans is calculated and then summed together to comprise the first component. The second component is an estimate of losses on the Company's list of currently classified assets. A percentage, generally ranging from 5% to 50% of each classified asset, is applied to the balance of the asset. The percentage for each asset is combined to determine the second component. The third component is an unidentified risk component. The Company establishes a percentage of each category of net loans as an inherent or unidentified risk. The percentages range from .10% for one-to-four family to .35% for consumer and commercial loans. The balance in each loan category is reduced for any loans specifically reviewed by the Company and any classified assets, before applying the percentage amounts. At September 30, 2002, the individual components were calculated to be $151,000 for the historical loss component, $320,000 for the classified asset component, and $209,000 for the unidentified risk component, a total of $680,000. At September 20, 2001, the individual components were calculated as $114,000 for the historical loss component, $331,000 for the classified asset component, and $156,000 for the unidentified risk component, a total of $601,000.

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

     At September 30, 2002, the Company had $71,000 in specific loan loss reserves established, compared to $142,000 at September 30, 2001. The decrease in the specific reserve was due to a decrease in the balance of loans exceeding the past due limits.

     In general, the Company made no changes to its estimate of the adequacy of the allowance for loan losses as a result of any actual changes or expected trends in non-performing loans. The Company believes that the overall quality of its loan portfolio is good. However, the Company did record $365,000 in provision for loan losses during the years ended September 30, 2002, compared to $70,000 for the same period in 2001.

     The increase in the provision for loan losses was due to losses sustained in the Company's indirect automobile loan program. The losses were incurred upon the repossession and sale of automobiles. A "soft" market for used automobiles contributed to the losses. In addition, the Company, in an effort to achieve projected lending growth, made some loans at loan-to-value limits that were higher than normal. The result was a larger deficiency between the loan balance and the value of the collateral at repossession. The Company has decreased the maximum loan-to-value limits for indirect automobile loans. The Company believes that this will decrease losses on repossessed vehicles related to current loans, but the Company can not predict the losses it may incur on loans already on the books.

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

The following table sets forth an analysis of the Company's allowance for loan losses.


                                                                      Year Ended September 30,
                                                          --------------------------------------------------
                                                           2002      2001         2000      1999        1998
                                                          ------    --------    -------    -------    ------
                                                                      (Dollars in Thousands)

      Balance at beginning of period
                                                          $  769    $  1,057    $   270    $   233    $  273
                                                          ------    --------    -------    -------    ------
      Charge-offs:
         One-to four-family                                   (3)       (138)        (1)        (2)      (40)
         Consumer and other loans                           (428)       (270)       (39)         0         0
                                                          ------    --------    -------    -------    ------
           Total charge-offs                                (431)       (408)       (40)        (2)      (40)
                                                          ------    --------    -------    -------    ------
      Recoveries:
         One-to four-family                                 0             30         10          0         0

         Consumer and other loans                          54             20          0         39         0
                                                          ------    --------    -------    -------    ------
           Total recoveries                                54             50         10         39         0
                                                          ------    --------    -------    -------    ------


      Net (charge-offs)/recoveries                          (377)       (358)       (30)        37       (40)


      Additions charged to income                            365          70         28          0         0


      Allowance acquired                                       0           0        789          0         0
                                                          ------    --------    -------    -------    ------
     Ratio of (net charge-offs) during the period to
         average loans outstanding during the period       (0.29)%     (0.33)%    (0.04)%     0.06%    (0.07)%
                                                          ======    ========    =======    =======    ======
      Ratio of (net charge-offs) during the period to
         Average non-performing assets                    (23.52)%    (27.35)%    (3.31)%     7.43%   (14.87)%
                                                          ======    ========    =======    =======    ======

The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                          September 30,
                       ---------------------------------------------------------------------------
                                        2002                                  2001
                       ------------------------------------    -----------------------------------
                                                   Percent                                Percent
                                                   Of Loans                               Of Loans
                                        Loan       In Each                   Loan         In Each
                        Amount of      Amounts     Category     Amount of    Amounts      Category
                        Loan Loss        by        To Total     Loan Loss      by         To Total
                        Allowance      Category     Loans       Allowance    Category      Loans
                       ----------     ---------    --------    ----------    --------    ---------
                                                                   (Dollars in Thousands)

One-to four-family     $    108       $  61,396       43.07%   $  128        $ 67,169        55.60%
Other residential             0           2,679        1.88         0           1,635         1.35
Home equity and
   Improvement                2          10,845        7.61         9           8,316         6.89
Non-residential               0          17,185       12.05         5          11,153         9.23
Construction                  9           8,592        6.03         6           5,651         4.68
Commercial and
   Consumer                 272          41,845       29.36       325          26,883        22.25
Unallocated                 366               0        0.00       296               0         0.00
                       --------       ---------    --------    ----------    --------    ---------
   Total               $    757       $ 142,542      100.00%   $  769        $120,807       100.00%
                       ==========     =========    ========    ==========    ========    =========


                                                      September 30,
                       -------------------------------------------------------------------------------
                                        2000                                      1999
                       ---------------------------------------     -----------------------------------

                                                    Percent In                                Percent In
                                        Loan          Each                        Loan         Each
                         Amount of     Amounts       Category      Amount of     Amounts      Category
                         Loan Loss        by        To Total       Loan Loss       by         To Total
                         Allowance     Category       Loans        Allowance    Category       Loans
                         ---------     ---------    ----------     ---------    ---------     --------
                                                  (Dollars in Thousands)

One-to four-family       $    97       $  72,414        68.51%     $   56       $55,902          78.33%
Other residential              0             960         0.91           0           460           0.64
Home equity and
   Improvement                 0           7,032         6.65           7         3,763           5.27
Non-residential               25           9,580         9.06           0         2,184           3.06
Construction                  84           2,860         2.71           0         3,988           5.59
Commercial and
   Consumer                  381          12,851        12.16           0         5,072           7.11
Unallocated                  470               0         0.00         207             0           0.00
                         ---------     ---------    ----------     ---------    ---------     --------
   Total                 $ 1,057       $ 105,697        100.00%    $  270       $71,369         100.00%
                         =========     =========    ==========     =========    =========     ========


                                 September 30,
                         -----------------------------------
                                     1998
                         -----------------------------------

                                                  Percent In
                                      Loan          Each
                         Amount of    Amounts      Category
                         Loan Loss      by        To Total
                         Allowance    Category     Loans
                         ---------    --------    ----------
                            (Dollars in Thousands)

One-to four-family       $     52     $ 52,298     83.34%
Other residential               0          551      0.88
Home equity and
   Improvement                  0            0      0.00
Non-residential                 0        4,106      6.54
Construction                    0        2,256      3.60
Commercial and
   Consumer                     0        3,542      5.64
Unallocated                   181          -0-      0.00
                         ---------    --------    ----------
   Total                 $    233     $ 62,753     100.00%
                         =========    =========   ==========

Investment Activities

     Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

     At September 30, 2002, the Company had two investment portfolios, one consisting primarily of mortgage-backed securities and the other consisting principally of fixed rate debentures. Both portfolios primarily contained U.S. Government or U.S. Government Agency obligations and corporate debt securities. These investments were made in order to generate income and, because these securities generally carry a low risk weighting for OTS risk-based capital purposes, to satisfy OTS liquid-asset requirements. See "Regulation - Capital Requirements" and "--Liquidity." Subsequent to September 30, 2002, the OTS required the Association to implement new and revised policies and procedures regarding its securities portfolios. See "General."

     At September 30, 2002, the Company's investment securities portfolio, including FHLB stock and other interest-earning assets, totaled $18.6 million or 8.5% of total assets. Approximately $3.5 million of the portfolio was in U.S. Government Agency obligations, $6.2 million was in corporate debt securities with investment grade ratings of BBB+ or higher and $516,000 was in municipal bonds, all of which were fixed rate and term securities. The remainder of the portfolio was in FHLB stock, time deposits with banks and overnight deposits with banks. Mortgage-backed securities totaled $50.7 million or 23.3% of total assets. For information regarding the amortized cost, market values and accounting classification of the Company's investment securities portfolio, see
Note 3 of the Notes to Consolidated Financial Statements. For information regarding the amortized cost, market values and accounting classification of the Company's mortgage-backed securities portfolio, see Note 4 of the Notes to Consolidated Financial Statements.

     Mortgage-Backed Securities. The Company purchases mortgage-backed and related securities to complement its mortgage lending activities. The Company makes purchases of mortgage-backed and related securities to supplement home mortgage originations for its portfolio. Management has determined that such investments produce relatively higher risk-adjusted yields for the Company when compared to other investment securities and substituted for loan originations, in light of the competition for home mortgages in the Company's market area. The Company has emphasized mortgage-backed and related securities with high credit quality, high cash flow, moderate interest-rate risk, high liquidity, and acceptable prepayment risk.

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

The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.

                                                                                   September 30,
                                                                ------------------------------------------------------
                                                                          2002                        2001
                                                                ------------------------    ------------------------
                                                                Book Value    % of Total    Book Value    % of Total
                                                                ------------------------------------------------------
                                                                              (Dollars in Thousands)
Mortgage-backed securities available-for-sale
U.S. Government agency
     pass-through
     mortgage-backed Securities                                 $ 2,261           4.46%     $   1,844        2.91%
U.S. Government agency  collateralized mortgage
     Obligations                                                 17,800          35.08         25,412       40.19
                                                                ----------    ----------    ----------    ----------
        Subtotal                                                 20,061          39.54         27,256       43.10
Mortgage-backed securities held-to-maturity U.S. Government
     agency pass-through Mortgage-backed securities               2,262           4.46          2,991        4.73

U.S. Government agency  collateralized
      Mortgage obligations                                       28,258          55.70         32,931       52.08
                                                                ----------    ----------    ----------    ----------
        Subtotal                                                 30,520          60.16         35,922       56.81
                                                                ----------    ----------    ----------    ----------
Unamortized premium (discounts), net                                155           0.30             54        0.09
                                                                ----------    ----------    ----------    ----------
     Total mortgage-backed securities                           $50,736         100.00%     $  63,232      100.00%
                                                                ==========    ==========    ==========    ==========



                                                                       September 30,
                                                                ------------------------
                                                                           2000
                                                                 -----------------------
                                                                 Book Value   % of Total
                                                                ------------------------
                                                                  (Dollars in Thousands)
Mortgage-backed securities available-for-sale
U.S. Government agency
     pass-through
     mortgage-backed Securities                                  $  9,482        19.63%
U.S. Government agency  collateralized mortgage
     Obligations                                                   34,338        71.11
                                                                 ----------   ----------
        Subtotal                                                   43,820        90.74
Mortgage-backed securities held-to-maturity U.S. Government
     agency pass-through Mortgage-backed securities                 4,251         8.80

U.S. Government agency  collateralized
      Mortgage obligations                                              0         0.00
                                                                 ----------   ----------
        Subtotal                                                    4,251         8.80
                                                                 ----------   ----------
Unamortized premium (discounts), net                                  221         0.46
                                                                 ----------   ----------
     Total mortgage-backed securities                            $ 48,292       100.00%
                                                                 ==========   ==========

     The following table sets forth the contractual maturities of the Company's mortgage-backed securities at September 30, 2002.



                                                                                Due In
                                                            -------------------------------------------------
                                                            5 Years or    5 to 10      10 to 20      Over 20
                                                               Less        Years         Years        Years
                                                            ----------    ---------    ---------    ---------
                                                                                    (Dollars in Thousands)
Mortgage-backed securities available-for-sale
   U.S. Government agency pass-through mortgage-backed
        securities                                          $     0       $     0       $ 1,054     $ 1,165
   U.S. Government agency collateralized mortgage
        obligations                                               7             0           130      17,714
                                                            ----------    ---------    ---------    ---------
     Total available-for-sale                                     7             0         1,184      18,879
                                                            ----------    ---------    ---------    ---------
Mortgage-backed securities held-to-maturity
   U.S. Government agency pass-through mortgage-backed
     securities                                                   0             0           550       1,723
   U.S. Government agency collateralized mortgage
     obligations                                                  0         2,084        10,644      15,590
                                                            ----------    ---------    ---------    ---------
        Total held-to-maturity                                    0         2,084        11,194      17,313
                                                            ----------    ---------    ---------    ---------
        Total mortgage-backed securities                    $     7       $ 2,084       $12,378     $36,192

Weighted average yield                                         7.00%         6.03%         5.73%       4.34%



                                                             Total Mortgage-Backed
                                                                    Securities
                                                            ---------------------------
                                                                 Amortized      Market
                                                                    Cost        Value
                                                            --------------    ---------

Mortgage-backed securities available-for-sale
   U.S. Government agency pass-through mortgage-backed
        securities                                              $  2,219       $ 2,267
   U.S. Government agency collateralized mortgage
        obligations                                               17,851        17,877
                                                                ----------    ---------
     Total available-for-sale                                     20,070        20,144
                                                                ----------    ---------
Mortgage-backed securities held-to-maturity
   U.S. Government agency pass-through mortgage-backed
     securities                                                    2,273         2,335
   U.S. Government agency collateralized mortgage
     obligations                                                  28,318        28,488
                                                                ----------    ---------
        Total held-to-maturity                                    30,591        30,823
                                                                ----------    ---------
        Total mortgage-backed securities                         $50,661       $50,967

Weighted average yield                                              4.75%

The following table sets forth the composition of the Company's investment securities, excluding mortgage-backed securities, at the dates indicated.



                                                                                September 30,
                                                          ------------------------------------------------------
                                                                     2002                         2001
                                                          -------------------------    -------------------------
                                                          Book Value     % of Total    Book Value     % of Total
                                                          -----------    ----------    -----------    ----------
                                                                                          (Dollars in Thousands)
   Investment securities available-for-sale
   Corporate debt                                         $     0            0.00%     $ 6,282           27.99%
   Municipal bonds                                            516            2.77          561            2.50
                                                          -----------    ----------    -----------    ----------
     Subtotal                                                 516            2.77        6,843           30.49
                                                          -----------    ----------    -----------    ----------

Investment securities held-to-maturity

   Corporate debt securities                                6,238           33.52        6,286           28.01
   Federal agency obligations                               3,486           18.73        1,479            6.59
                                                          -----------    ----------    -----------    ----------
      Subtotal                                              9,724           52.25        7,765           34.60
                                                          -----------    ----------    -----------    ----------


Total investment securities                                10,240           55.02       14,608           65.09
                                                          -----------    ----------    -----------    ----------

Average remaining life of investment securities                             3.0 yrs                      3.1 yrs

Other interest-earning assets:
   FHLB stock                                               4,589           24.66        4,324           19.27
   Interest-bearing deposits with banks(1)                    300            1.61          600            2.67
   Other overnight deposits(2)                              3,483           18.71        2,911           12.97
                                                          -----------    ----------    -----------    ----------
     Total other interest-earning assets                    8,372           44.98        7,835           34.91
                                                          -----------    ----------    -----------    ----------
Total investment securities, FHLB stock and other
   interest-earning assets
                                                          $18,612          100.00%     $22,443          100.00%
                                                          ===========    ==========    ===========    ==========



                                                                  September 30,
                                                          -------------------------
                                                                       2000
                                                          -------------------------
                                                            Book Value    % of Total
                                                          -----------    ----------
                                                             (Dollars in Thousands)
         Investment securities available-for-sale
   Corporate debt                                             $ 7,332         18.33%
   Municipal bonds                                                585          1.46
                                                          -----------    ----------
     Subtotal                                                   7,917         19.79
                                                          -----------    ----------

Investment securities held-to-maturity

   Corporate debt securities                                        0         0.00
   Federal agency obligations                                  25,970        64.93
                                                          -----------    ----------
      Subtotal                                                 25,970        64.93
                                                          -----------    ----------


Total investment securities                                    33,887        84.72
                                                          -----------    ----------

Average remaining life of investment securities                             2.8 yrs

Other interest-earning assets:
   FHLB stock                                                   4,115        10.29
   Interest-bearing deposits with banks(1)                      1,632         4.08
   Other overnight deposits(2)                                    365         0.91
                                                          -----------    ----------
     Total other interest-earning assets                        6,112        15.28
                                                          -----------    ----------
Total investment securities, FHLB stock and other
   interest-earning assets
                                                              $39,999       100.00%
                                                          ===========    ==========

--------------------------------------------

(1)  Includes investments in certificates of deposit.
(2) Includes securities purchased under agreements to resell and federal funds sold.

     The following table sets forth the composition and maturities of the Company's investment securities portfolio as of September 30, 2002.

                                                                        At September 30, 2002
                                                                       ----------------------
                                             Less Than      1 to 3         3 to 5          Over          Total Investment Securities
                                               1 Year        Years          Years         5 Years
                                             Amort Cost     Amort Cost     Amort Cost     Amort Cost     Amort Cost    Market Value
                                             -----------    -----------    -----------    -----------    -----------   -------------
                                                                        (Dollars in Thousands)
Investment securities available-for-sale
   Municipal bonds                           $   140        $   199        $   149        $     0        $   488        $   516

Investment securities held-to-maturity
   Corporate Debt                                  0          3,082          3,156              0          6,238          6,574
   Federal agency obligations                  1,000            486              0          2,000          3,486          3,561
                                             -----------    -----------    -----------    -----------    -----------   -------------
          Total investment securities        $ 1,140        $ 3,767        $ 3,305        $ 2,000        $10,212        $10,651
                                             ===========    ===========    ===========    ===========    ===========   =============
Weighted average yield                          6.16%          5.84%          6.05%          6.00%          5.97%

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

                                                                 September 30,
                                      ---------------------------------------------------------------------
                                              2002                    2001                    2000
                                      ---------------------------------------------------------------------
                                                 Percent of              Percent of              Percent of
                                       Amount      Total      Amount      Total       Amount       Total
                                      ---------------------   ------------------      ---------------------
Transactions and Savings Deposits:                           (Dollars in Thousands)
----------------------------------

   Non-interest  Checking             $  3,901        3.63%   $  3,319      2.87%     $  2,644        2.60%
   Interest checking                    12,700       11.82      10,896      9.42         9,169        9.02
   Savings accounts                      3,872        3.60       3,639      3.15         3,888        3.83
   Money market accounts                 4,626        4.30       4,481      3.88         5,062        4.98
                                      --------    --------    --------    ------      --------    --------
Total Non-Certificates                  25,099       23.35      22,335     19.32        20,763       20.43
                                      --------    --------    --------    ------      --------    --------

Certificates:

        0.00 - 3.99%                    52,777       49.11           8      0.00             0        0.00
        4.00 - 4.99%                    12,248       11.40      21,928      8.97         1,148        1.13
        5.00 - 5.99%                    11,779       10.96      49,807      3.08        50,026       49.23
        6.00 - 6.99%                     4,754        4.43      21,326      8.45        29,626       29.15
        7.00 - 7.99%                       681        0.63         207      0.18            57        0.06
        8.00 - 8.99%                       131        0.12           0      0.00             0        0.00

 Total Certificates                     82,370       76.65      93,276      0.68        80,857       79.57
                                      --------    --------    --------    ------      --------    --------

        Total Deposits                $107,469      100.00%   $115,611    100.00%     $101,620      100.00%
                                      ========    ========    ========    ========    ========    ========


The following table sets forth the savings flows at the Company during the periods indicated.

                                              Year Ended September 30,
                                      --------------------------------------
                                        2002           2001          2000
                                      --------------------------------------
                                              (Dollars in Thousands)

      Opening balance                 $ 115,611      $ 101,620     $  87,540

      Deposits                           20,833         22,611        20,050
      Withdrawals                        30,836         11,066         7,954
      Interest credited                   1,861          2,446         1,984
                                      ---------     ----------     ---------

      Ending balance                  $ 107,469      $ 115,611     $ 101,620
                                      =========     ==========     =========

      Net increase (decrease)         $  (8,142)     $  13,991     $  14,080
                                      =========     ==========     =========

      Percent increase (decrease)         (7.04)%        13.77%        16.08%
                                      =========     ==========     =========



     The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 2002.


                               0.00-          5.00-       6.00-        7.00-                  Percent
                               4.99%          5.99%       6.99%      Or Greater    Total      Of Total
                             ---------     ---------    ---------    ----------    -------    -------
Certificate accounts maturing
in quarter ending:

December 31, 2002            $17,087            518        782          306        $18,693      22.69%
March 31, 2003                12,610            999      1,097           18         14,724      17.88%
June 30, 2002                  8,211          2,404        187            0         10,802      13.11%
September 30, 2003            13,909          1,930         44            0         15,883      19.28%
December 31, 2003              2,269            323        138           65          2,795       3.39%
March 31, 2004                 1,688            123          0           30          1,841       2.24%
June 30, 2004                  2,406            203         12            0          2,621       3.18%
September 30, 2004             2,406              6        100            0          2,512       3.05%
December 31, 2004                659             53          0           34            746       0.91%
March 31, 2005                 1,037            147        121          125          1,430       1.74%
June 30, 2005                     70            117        376            0            563       0.68%
September 30, 2005                 0             68        232            0            300       0.36%
Thereafter                     2,673          4,888      1,665          234          9,460      11.48%
                             ---------     ---------    ---------    ----------    -------    -------

   Total                     $65,025        $11,779     $4,754       $  812        $82,370     100.00%
                             =========     =========    =========    ==========    =======    =======

   Percent of total            78.94%         14.30%      5.77%        0.98%
                             =========     =========    =========    ==========


     The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of September 30, 2002.

                                                                             Maturity
                                               ------------------------------------------------------------------
                                                3 Months or    Over 3 to     Over 6 to     Over 12
                                                    Less       6 Months      12 Months      Months       Total
                                               ------------------------------------------------------------------

Certificates of deposit less than $100,000        $10,940       $10,476       $13,555       $12,983       $47,954
                                                                                                                0
Certificates of deposit of $100,000 or more         7,752         4,249        13,129         9,286        34,416
                                                -----------    ---------    ----------    ----------    -----------

Total certificates of deposit                     $18,692       $14,725       $26,684       $22,269       $82,370
                                                ===========    =========    ==========    ==========    ===========


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

                                                            Year Ended September 30,
                                                        ----------------------------------
                                                          2002        2001         2000
                                                        ----------------------------------
                                                             (Dollars In Thousands)

Year End Balance:
   FHLB advances                                        $86,312      $74,468       $78,959
   Securities sold under agreements to repurchase             0            0             0
   Other borrowings                                           0            0             0

Average Balance:
   FHLB advances                                        $82,234      $73,785       $58,736
   Securities sold under agreements to repurchase             0            0             0
   Other borrowings                                           0            0             0

Maximum month-end balance for the year ended:
   FHLB advance                                         $89,715      $74,745       $79,230
   Securities sold under agreements to repurchase             0            0             0
   Other borrowings                                           0            0             0


     The following table sets forth certain information as to the Association's borrowings at the dates indicated.

                                                                                           Year Ended September 30,
                                                                                      ------------------------------
                                                                                        2002       2001       2000
                                                                                      ------------------------------
                                                                                          (Dollars In Thousands)


                 FHLB advances                                                        $86,312    $74,468    $78,959
                 Securities sold under agreements to repurchase                             0         0         0
                 Other borrowings                                                           0         0         0
                                                                                      --------   --------   --------

                      Total borrowings                                                $86,312    $74,468    $78,959
                                                                                      ========   ========   ========


                 Weighted average interest rate of FHLB Advances
                                                                                         3.12%      4.19%      6.57%


                 Weighted average interest rate of securities sold Under agreements
                      to repurchase                                                      0.00%      0.00%      0.00%

                 Weighted average interest rate of other Borrowings
                                                                                         0.00%      0.00%      0.00%


Subsidiary Activities

     As a federal savings and loan association, First Federal is permitted by OTS regulations to invest up to 2% of its assets or approximately $4.4 million at September 30, 2002, in the stock of, or unsecured loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner city or community development purposes. At September 30, 2002, the Association had one subsidiary, Gilstar Service Corporation. The service corporation was acquired in the Gilmer merger. The corporation was utilized by Gilmer to sell non-deposit investment products to its customers and non-customers. The Association's investment in the service corporation was approximately $51,000 at September 30, 2002. The Company intends to maintain the service corporation for an indefinite period of time and may elect to use the investment to sell non-deposit investment products to its own customers and non-customers.

                                   REGULATION

General

     First Federal is a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Association is subject to broad federal regulation primarily by the OTS and oversight extending to all its operations. First Federal is a member of the FHLB of Dallas and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of First Federal, the Company also is subject to federal regulation by the OTS and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations like First Federal. The Association is a member of the SAIF, which together, with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of First Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Association.

     Certain of these regulatory requirements and restrictions affecting First Federal and the Company are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

     The  OTS  has   extensive   authority   over  the   operations  of  savings
associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of First Federal were as of September 23, 2002 and August 17, 1990, respectively. Under agency scheduling guidelines, another examination will be initiated within the next 12-18 months. When these examinations are conducted by the OTS and FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves although no adjustments resulted from the most recent exam.. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended September 30, 2002 was $56,500.

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

     The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2002, the Association's lending limit under this restriction was $2.5 million. First Federal is in compliance with the loans-to-one-borrower limitation.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on matters such as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan. See "General."

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

     FDIC-insured institutions are subject to assessments to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980s. Currently, the rate established by the FDIC for this purpose is 1.68 basis points per dollar of SAIF deposits and BIF deposits.

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

     The OTS capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from total capital for calculating compliance with this requirement. At September 30, 2002, the Association had approximately $2.2 million of intangible assets and other required regulatory adjustments that were required to be deducted from total capital.

     At September 30, 2002, the Association had tangible capital of $16.5 million, or 7.7% of adjusted total assets, which is approximately $13.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require Tier 1 capital equal to at least 4% of adjusted total assets. Tier 1 capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables.

     At September 30, 2002, the Association had Tier 1 capital equal to $16.5 million, or 7.7% of adjusted total assets, which is $7.9 million above the minimum requirement for capital adequacy purposes of 4% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2002, the Association had no capital instruments that qualify as supplementary capital and $686,000 of loan and lease loss allowances, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at September 30, 2002.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk of 50% for prudently underwritten permanent one-to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by a insurer approved by Fannie Mae or Freddie Mac.

     On September 30, 2002, First Federal had total capital of $17.2 million (including $16.5 million in Tier 1 capital and $686,000 in loan loss reserves) and risk-weighted assets of $118.0 million, or total capital of 14.5% of risk-weighted assets. This amount was $7.7 million above the 8% requirement in effect on that date.

Under the prompt corrective action regulations, the OTS and FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any undercapitalized association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

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

Qualified Thrift Lender Test

     All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternate, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2002, the Association met the test and has always met the test since its effectiveness.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank. It is limited to national bank branching rights and it is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "--Holding Company Regulation."

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

     Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. First Federal was examined for CRA compliance in September, 2002 and received a rating of "satisfactory."

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

     Certain transactions with directors, officers, or controlling persons are also subject to restrictions under statutes and regulations enforced by the OTS. These statutes and regulations also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

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

     If the Association fails the QTL test, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. See "--Qualified Thrift Lender Test."

     The Company must obtain approval from the OTS before acquiring control of any other savings association. Interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

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

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 2002, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

     First  Federal  is a  member  of the  FHLB of  Dallas,  which  is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, First Federal is required to purchase and maintain stock in the FHLB of Dallas. At September 30, 2002, First Federal had $4.6 million in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Such dividends averaged 3.00% for fiscal year 2002.

     Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing rojects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Federal's FHLB stock may result in a corresponding reduction in First Federal's capital.


     For the fiscal year ended September 30, 2002, dividends paid by the FHLB of Dallas to First Federal totaled $132,000, which constituted a $79,000 decrease from the amount of dividends received in fiscal year 2001.

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

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 2002, the Association's Excess for tax purposes totaled approximately $4.8 million.

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

     The tax for the year 2002 is the higher of 0.25% of taxable capital (usually the amount of paid in capital plus retained earnings) or 4.5% of "net taxable earned surplus." "Net taxable earned surplus" is net income for federal income tax purposes increased by the compensation of directors and executive officers and decreased by interest on obligations guaranteed by the U.S. government. Net income operating loss carryovers are limited to five years.

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

Employees

     The Company had 50 full-time employees and 5 part-time employees as of September 30, 2002, none of whom was represented by a collective bargaining agreement. The Company believes that its relations with its personnel have been good.

Executive Officers Who Are Not Directors

     The following is a description of the Company's and the Association's executive officers who were not also directors as of September 30, 2002.


     Derrell W. Chapman, age 44, is Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company and the Association. He has held such positions with the Company since its formation and the Association since 1989. Mr. Chapman was appointed an Advisory Director in 1998. Prior to his employment with the Association, Mr. Chapman was Vice President and Controller of Jasper Federal Savings and Loan Association, located in Jasper, Texas. Mr. Chapman is a certified public accountant.

     Joe  C.  Hobson,  age  49,  is  Senior  Vice   President--Lending   of  the
Association, a position he has held since 1992. Mr. Hobson has served the Association in various capacities since 1975.

     Stephen W. Horlander, age 48, is Senior Vice President-- Commercial Lending of the Association. He has been employed by the Association since 1998. Prior to his employment with the Association, Mr. Horlander held positions as credit analyst, credit officer, and commercial lender in several banks in the East Texas area. He has been employed in the banking industry since 1977.

     Jerry J. Richardson, age 60, is Senior Vice President-- Manager of the Gilmer Division of the Association, a position he has held since 2000. From 1979 to 2000, Mr. Richardson was Senior Vice President of the First National Bank of Gilmer, Texas, and he has been employed in the banking industry in East Texas since 1969.

Item 2. Description of Property

     The Company conducts its business at its main office and a drive-through facility located in Tyler, Texas, an additional full service branch located in Tyler, Texas, a full service branch office located in Whitehouse, Texas, a full service branch office in Gilmer, Texas, and a loan production office located in Tyler, Texas. The following table sets forth information relating to each of the Company's properties as of September 30, 2002.

                                                                   September 30, 2002

                                                            Total
                                               Owned       Approximate
                                   Year         or          Square                        Net                    Net Book
  LOCATION                       Acquired      Leased       Footage          Land      Building     Equipment     Value
  --------                      ----------    --------    -----------     ---------    ---------    ---------    --------
                                                                 (Dollars in Thousands)
FULL SERVICE OFFICES:

Main Office:
 1200 South Beckham
 Tyler, Texas                     1962         Owned        10,000          $   92        $  241    $     59     $   392

Branch Office:
107 Highway 110 North
 Whitehouse, Texas                1984         Owned         2,500             157            82          14         253

Branch Office:
7205 South Broadway
Tyler, Texas                      1998         Owned         1,600             838           199*         79       1,116

Branch Office:
 218 W. Cass
 Gilmer, Texas                    2000         Owned         3,000              62           322         110         494

OTHER OFFICES:

Loan Agency:
4550 Kinsey Drive
Tyler, Texas                      1994         Owned         2,200              33            99           7         139

Land - Future Expansion
7200 Block South Broadway,
Tyler Texas                                    Owned           N/A             409             0           0         409

Four Automobiles                               Owned           N/A               0             0          65          65
                                                                          ---------    ---------    ---------    --------
                                               Totals                     $  1,591     $     943    $    334     $ 2,868
                                                                          =========    =========    =========    ========


* Site Improvements - Temporary
  Building Leased for $5,088/Mo.

     The Company completed an expansion of the Gilmer office location in the fiscal year ended September 30, 2002. The expansion involved the construction of two additional drive-up lanes, making a total of three for the office. The third lane accommodates an ATM and third drive-up lane. The cost of the project was approximately $300,000.


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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year, through the solicitation of proxies or otherwise during the year ended September 30, 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Page 28 of the Company's 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

     Pages 6 through 28 of the Company's 2002 Annual Report to Stockholders are incorporated herein by reference.

Item 7. Financial Statements

     Pages 30 through 34 of the Company's 2002 Annual Report to Stockholders are incorporated herein by reference.

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

     Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 29, 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

     Information regarding the business experience of the executive officers of the Company and the Association who are not also directors contained in Part I of this Form 10-KSB is incorporated herein by reference, from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 29, 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports are required, during the fiscal year ended September 30, 2002, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 29, 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owner and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 29, 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 29, 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K

     (a)  Exhibits

                                                                                      Reference to Prior
                                                                                      Filing or Exhibit
                                                                                      Number Attached
 Regulation                                  Document                                     Hereto
--------------------------------------------------------------------------------------------------------
    3(a)                    Articles of Incorporation                                         *

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

    10                      Material contracts

                           (a)  Employment Contract between Gerald W.                         *
                                Free and the Association

                           (b)  Employment Contract between Derrell W.                        *
                                Chapman and the Association

                           (c)  Employment Contract between Joe C.                            *
                                Hobson and the Association

                           (d)  Employment contract between Jerry J. Richardson               ****
                                and  the Association

                           (e)  Employment   contract  between                                ****
                                Stephen  W.  Horlander  and  the Association

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


----------------------------------

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

     **** Filed as exhibits to the  Company's  10-KSB  dated  December 31, 2001.
          These previously filed documents are hereby incorporated herein by reference in accordance with item 601 of Regulation S-B.

(b)  Reports on Form 8-K

     A Form 8-K,  dated  August 6,  2002,  was filed  during the  quarter  ended
     September 30, 2002; to report the issuance of a press release by the Company announcing a cash dividend for the quarter ended June 30, 2002.



Item 14. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the
         -------------------------------------------------
Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal  Controls:  In the fiscal year ended  September 30,
         ------------------------------
2002, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            EAST TEXAS FINANCIAL
                                                                  SERVICES, INC.


Date:  December 30, 2002                   By: /s/Gerald W. Free
                                              --------------------------------
                                              Gerald W. Free, Vice Chairman,
                                              President, Chief Executive Officer
                                              and Director
                                              (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/Gerald W. Free                                /s/Jack W. Flock
-----------------------------                    -------------------------------
Gerald W. Free, Vice Chairman,                   Jack W. Flock,
President, Chief Executive Officer               Chairman of the Board
and Director
(Principal Executive Officer)

Date:  December 30, 2002                         Date: December 30, 2002

/s/Derrell W. Chapman                            /s/M. Earl Davis
-----------------------------                    -------------------------------
Derrell W. Chapman, Executive Vice President,    M. Earl Davis, Director
Chief Operating Officer and Chief
Financial Officer (Principal Financial
And Accounting Officer)

Date:  December 30, 2002                         Date: December 30, 2002

/s/James W. Fair                                 /s/Charles R. Halstead
-----------------------------                    -------------------------------
James W. Fair, Director                          Charles R. Halstead, Director

Date:  December 30, 2002                         Date: December 30, 2002

/s/L. Lee Kidd                                   /s/H. H. Richardson, Jr.
-----------------------------                    -------------------------------
L. Lee Kidd, Director                            H. H. Richardson, Jr., Director

Date:  December 30, 2002                         Date: December 30, 2002

/s/Jim M. Vaughn, M.D.
-----------------------------
Jim M. Vaughn, M.D., Director

Date:  December 30, 2002

                                 CERTIFICATIONS
                                 --------------

         I, Gerald W. Free, certify that:

         1. I have reviewed this annual report on Form 10-KSB of East Texas Financial Services, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

/s/ Gerald W. Free
-------------------
Gerald W. Free
President and Chief Executive Officer

         I, Derrell W. Chapman, certify that:

         1. I have reviewed this annual report on Form 10-KSB of East Texas Financial Services, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

/s/ Derrell W. Chapman
-----------------------
Derrell W. Chapman
Executive Vice President, Chief Financial Officer
 and Chief Operating Officer

                                  CERTIFICATION
           (Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)


     Each of the undersigned hereby certifies in his capacity as an officer of East Texas Financial Services, Inc. (the "Registrant") that the Annual Report of the Registrant on Form 10-KSB for the fiscal year ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the consolidated financial condition of the Registrant at the end of such period and the results of operations of the Registrant for such period.

Date: December 30, 2002                   /s/ Gerald W. Free
                                          --------------------------------------
                                          Gerald W. Free
                                          President and Chief Executive Officer


Date: December 30, 2002                   /s/ Derrell W. Chapman
                                          --------------------------------------
                                          Derrell W. Chapman
                                          Executive Vice President,
                                          Chief Financial Officer
                                          and Chief Operating Officer

                                Index to Exhibits


11. Statement re: Computation of per share earnings

13. Annual Report to Security Holders

21. Subsidiaries of Registrant

23. Consent of Expert