Form 10QSB
period 2003-02-14
EAST TEXAS FINANCIAL SERVICES INC
filed 2003-02-14
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the period ended December 31, 2002

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                 |X| Yes       |_| No

      The number of shares of the registrant's common stock ($.01 par value) outstanding as of December 31, 2002, was 1,162,320.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                December 31, 2002

--------------------------------------------------------------------------------

                                      INDEX

                                                                                                   Page No.
Part I - Financial Information

     Item 1. Financial Statements

          Consolidated Statements of Financial Condition, December 31, 2002
          (Unaudited) and September 30, 2002 ...................................................    4

          Consolidated Statements of Income, (Unaudited) three months ended
          December 31, 2002 and December 31, 2001 ..............................................    5

          Consolidated Statement of Changes in Stockholders' Equity, (Unaudited)
          three months ended December 31, 2002 .................................................    6

          Consolidated Statements of Cash Flows, (Unaudited) three months ended
          December 31, 2002, and December 31, 2001 .............................................    7

          Notes to (Unaudited) Consolidated Financial Statements, December 31, 2002 ............    9

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations .............................................................   16

Part II - Other Information

     Item 1. Legal Proceedings .................................................................   24

     Item 2. Changes In Securities .............................................................   24

     Item 3. Defaults Upon Senior Securities ...................................................   24

     Item 4. Submission of Matters To a Vote of Security Holders ...............................   24

     Item 5. Other Information .................................................................   24

     Item 6. Exhibits and Reports on Form 8-K ..................................................   24

Signature Page .................................................................................   26


                                    2 of 26

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                December 31, 2002

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


                                    3 of 26

                       EAST TEXAS FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                              ASSETS                                              December 31, 2002    September 30, 2002
                                                                                  -----------------    ------------------
                                                                                     (Unaudited)
Cash and due from banks                                                             $   2,244,883         $   2,561,615
Interest-bearing deposits with banks                                                   11,623,659             2,883,189
Interest-earning time deposits with financial institutions                                100,000               300,000
Federal funds sold                                                                      1,884,783               599,698
Investment securities available-for-sale                                                  513,626               516,443
Investment securities held-to-maturity (estimated market value of $8,147,454 at
    December 31, 2002, and $10,134,910 at September 30, 2002)                           7,713,085             9,723,716
Mortgage-backed securities available-for-sale                                           8,492,616            20,144,942
Mortgage-backed securities held-to-maturity (estimated market value of
    $39,072,474 at December 31, 2002 and $30,822,859 at September 30, 2002)            39,005,622            30,591,248
Loans receivable, net of allowance for credit losses of $775,413 at
    December 31, 2002 and $756,566 at September 30, 2002                              130,655,659           137,182,965
Accrued interest receivable                                                             1,184,457             1,324,440
Federal Home Loan Bank stock, at cost                                                   4,620,300             4,588,500
Premises and equipment                                                                  2,828,138             2,868,435
Foreclosed assets, net                                                                    319,287               394,210
Goodwill, net                                                                           2,170,381             2,170,381
Mortgage servicing rights                                                                 341,796               255,269
Cash value of life insurance owned                                                      3,629,937                     0
Other assets                                                                            1,022,796             1,605,326
                                                                                    -------------         -------------

Total Assets                                                                        $ 218,351,025         $ 217,710,377
                                                                                    =============         =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Noninterest deposits                                                          $   3,270,343         $   3,900,913
      Interest-bearing deposits                                                       108,330,046           103,567,616
                                                                                    -------------         -------------
         Total deposits                                                               111,600,389           107,468,529

      FHLB advances                                                                    82,912,688            86,312,294
      Advances from borrowers for taxes and insurance                                    (125,301)            1,033,717
      Federal income taxes
         Current                                                                          246,778               847,781
         Deferred                                                                         489,197               493,953
      Accrued expenses and other liabilities                                            3,578,922             2,271,637
                                                                                    -------------         -------------
         Total liabilities                                                            198,702,673           198,427,911
                                                                                    -------------         -------------
Stockholders' equity:
      Preferred stock, $0.01 par value, 500,000 shares authorized, none outstanding
      Common stock, $0.01 par value, 5,500,000 shares authorized, 1,884,492
        shares issued and 1,162,320 outstanding                                            18,845                18,845
      Additional paid-in-capital                                                       12,525,303            12,525,303
      Unearned employee stock ownership plan shares                                      (170,716)             (170,716)
      Retained earnings (substantially restricted)                                     16,410,558            16,035,441
      Accumulated other comprehensive income                                             (268,356)             (259,125)
      Treasury stock, 722,172 shares at cost                                           (8,867,282)           (8,867,282)
                                                                                    -------------         -------------

         Total stockholder's equity                                                    19,648,352            19,282,466
                                                                                    -------------         -------------

Total liabilities and stockholders' equity                                          $ 218,351,025         $ 217,710,377
                                                                                    =============         =============

The accompanying notes are an integral part of the consolidated financial statements.


                                    4 of 26

                       EAST TEXAS FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Three Months
                                                               Ended December 31,
                                                            2002               2001
                                                         ----------         ----------
INTEREST INCOME
    Loans receivable:
      First Mortgage                                     $1,430,857         $1,560,174
      Consumer and other loans                            1,000,763            782,940
    Securities available-for-sale:
      Investment securities                                  38,891             83,827
      Mortgage-backed securities                             54,273            268,562
    Securities held-to-maturity:
      Investment securities                                 125,812            155,079
      Mortgage-backed securities                            393,461            526,963
    Deposits with banks:                                     29,746             16,811
                                                         ----------         ----------

         Total interest income                            3,073,803          3,394,356
                                                         ----------         ----------

INTEREST EXPENSE

    Deposits                                                877,002          1,214,415
    FHLB advances                                           653,017            683,010
                                                         ----------         ----------

      Total interest expense                              1,530,019          1,897,425
                                                         ----------         ----------
      Net interest income before provision                1,543,784          1,496,931
        for loan losses

    Provision for loan losses                               123,643              9,759
                                                         ----------         ----------

      Net interest income after  provision
        for loan losses                                   1,420,141          1,487,172
                                                         ----------         ----------

NONINTEREST INCOME
    Gain (loss) on sale of interest-earning assets          211,522            408,534
    Loan origination and commitment fees                     19,865             49,489
    Loan servicing fees                                       5,745            (36,121)
    Other                                                   181,784            116,468
                                                         ----------         ----------

      Total noninterest income                              418,916            538,370
                                                         ----------         ----------

NONINTEREST EXPENSE
    Compensation and benefits                               745,167            636,771
    Occupancy and equipment                                 106,684            107,239
    SAIF deposit insurance premium                            4,523              5,194
    Foreclosed assets, net                                   67,512             14,996
    Other                                                   234,871            257,107
                                                         ----------         ----------

      Total noninterest expense                           1,158,757          1,021,307
                                                         ----------         ----------

Income (loss) before provision for income taxes             680,300          1,004,235

Income tax expense (benefit)                                247,067            351,069
                                                         ----------         ----------

NET INCOME (LOSS)                                        $  433,233         $  653,166
                                                         ==========         ==========

Earnings per common share                                $     0.38         $     0.58
Earnings per common share - assuming dilution                  0.37               0.58

The accompanying notes are an integral part of the consolidated financial statements.


                                    5 of 26

                       EAST TEXAS FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                 Net
                                                                                              Unearned
                                                                                              Employee
                                                                                                Stock         Other
                                                   Additional                                 Ownership    Accumulated
                                        Common       Paid-in      Retained       Treasury        Plan     Comprehensive
                                        Stock        Capital      Earnings         Stock        Shares       Income        Total
                                       --------------------------------------------------------------------------------------------
Balance at September 30, 2002          $  18,845   $ 12,525,303  $16,035,441    $(8,867,282)  $(170,716)    $(259,125)  $19,282,466
Comprehensive income:
  Net Income                                                     $   433,233                                            $   433,233
  Net change in unrealized gain
    (loss) on securities available-
    for-sale net of deferred taxes                                                                          $(  9,231)  $   ( 9,231)
                                                                                                                        -----------
    Total comprehensive income                                                                                          $   424,002

Cash dividends of $0.05 per share                                $   (58,116)                                           $   (58,116)
                                       ---------   ------------  -----------    -----------   ---------     ---------   -----------

Balance December 31, 2002              $  18,845   $ 12,525,303  $16,410,558    $(8,867,282)  $(170,716)    $(268,356)  $19,648,352
                                       =========   ============  ===========    ===========   =========     =========   ===========

The accompanying notes are an integral part of the consolidated financial statements.


                                    6 of 26

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            For the Three Months Ended
                                                                                                    December 31,
                                                                                               2002              2001
                                                                                           -----------       -----------
Cash flows from operating activities:
    Net income                                                                             $   433,233       $   653,164
    Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of deferred loan origination fees                                              (874)             (681)
      Amortization of premiums and discounts on investment securities, mortgage-
         backed securities, and loans                                                          106,472           (13,216)
      Amortization of goodwill                                                                       0                 0
      Compensation charge related to release of ESOP shares                                          0                 0
      Depreciation                                                                              46,074            37,207
      Provision for loan losses                                                                123,643             9,759
      Deferred income taxes                                                                          0                 0
      Stock dividends on FHLB stock                                                            (31,805)          (32,600)
      Amortization of mortgage servicing rights                                                 30,679            72,967
      Increase in cash value of life insurance                                                 (29,937)                0
      Net (gain) loss on sale of:
         Loans held for sale                                                                   (94,316)          (40,209)
         Fixed assets                                                                                0              (309)
         Foreclosed assets                                                                      64,314            (6,218)
         Interest earning assets                                                                     0          (325,503)
      Proceeds from loan sales                                                               6,293,980         4,264,310
      Originations of loans held for sale                                                   (6,199,664)       (4,224,101)
      (Increase) decrease in
         Accrued interest receivable                                                           139,983            73,556
         Other assets                                                                          582,530           524,624
      Increase (decrease) in:
         Federal income tax payable                                                           (601,003)          312,558
         Accrued expenses and other liabilities                                              1,307,285         2,295,948
                                                                                           -----------       -----------
Net cash provided (used) by operating activities                                             2,170,594         3,601,256
                                                                                           -----------       -----------

                                   (Continued)


                                    7 of 26

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               For the Three Months Ended
                                                                                                       December 31,
                                                                                                 2002                2001
                                                                                            -------------       -------------
Cash flows from investing activities
    Net (increase) decrease in fed funds sold                                                  (1,285,085)         (2,411,539)
    Proceeds from sale of corporate debt available-for-sale                                             0           6,308,899
    Purchase of securities held-to-maturity                                                             0          (3,291,949)
    Proceeds from maturities of time deposits                                                     200,000                   0
    Proceeds from maturities of securities held-to-maturity                                             0          (2,000,000)
    Proceeds from sale of obligations of U.S. Government agencies held-to-maturity              2,000,000                   0
    Purchases of mortgage-backed securities  available-for-sale                                         0          (1,000,000)
    Purchase of mortgage-backed securities held-to-maturity                                   (21,744,955)                  0
    Principal payments on mortgage-backed securities available-for-sale                        11,588,542           6,562,852
    Principal payments on mortgage-backed securities held-to-maturity                          13,287,358           4,358,852
    Purchases of Bank Owned Life Insurance                                                     (3,600,000)                  0
    Net (increase) decrease in loans                                                            6,258,722          (7,009,138)
    Proceeds from sale of foreclosed assets                                                       162,988             103,133
    Capitalized acquisition cost related to foreclosed real estate                                 (6,564)             (2,974)
    Expenditures for premises and equipment                                                        (5,776)             (8,484)
    Origination of mortgage servicing rights                                                     (117,206)            (42,821)
                                                                                            -------------       -------------

Net cash provided (used) by investing activities                                               6,738,024           1,566,831
                                                                                            -------------       -------------

Cash flows from financing activities:
    Net increase (decrease) in:
      Deposits                                                                                  4,131,860          (7,699,355)
      Advances from borrowers                                                                  (1,159,018)         (1,226,033)
    Proceeds from advances from Federal Home Loan Bank                                        134,000,000         242,000,000
    Payment of advances from Federal Home Loan Bank                                          (137,399,606)       (238,912,936)
    Dividends paid to stockholders                                                                (58,116)            (58,116)
                                                                                            -------------       -------------

Net cash provided (used) by financing activities                                                 (484,880)         (5,896,440)
                                                                                            -------------       -------------

Net increase (decrease) in cash and cash equivalents                                            8,423,738            (728,353)

Cash and cash equivalents at beginning of the period                                            5,444,804           4,838,011
                                                                                            -------------       -------------

                                                                                            =============       =============
Cash and cash equivalents at end of the period                                              $  13,868,542       $   4,109,658
                                                                                            =============       =============

Supplemental disclosure:
    Cash paid for:
      Interest on deposits                                                                  $     458,892       $   1,037,841
      Interest on FHLB advances and other borrowed funds                                          653,017             683,010
      Income Taxes                                                                                847,781                   0

    Transfers from loans to real estate and other assets acquired through foreclosures            441,557             234,999
    Loans made to facilitate the sale of foreclosed assets                                        150,171              61,613

The accompanying notes are an integral part of the financial statements.


                                    8 of 26

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information not misleading. However, these financial statements should be read in conjunction with the financial statement and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002. The financial data and results of operations for interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 2 - EARNINGS PER SHARE

Earnings per common share for the three months ended December 31, 2002 and 2001, has been computed based on net income divided by the weighted average number of common shares outstanding during the period. For the three months ended December 31, 2002 and 2001, the weighted average number of shares outstanding totaled 1,136,746 and 1,123,979 shares, respectively.

Earnings per common share - assuming dilution, for the three months ended December 31, 2002 and 2001, has been computed based on net income divided by the weighted average number of common shares outstanding. In addition, it includes the effects of all dilutive potential common shares that were outstanding during the period. For the three months ended December 31, 2002 and 2001, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,162,956 and 1,124,126 shares, respectively.

For both earnings per share and earnings per common share - assuming dilution and as prescribed by the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employer's Accounting for Employees Stock Ownership Plans, the weighted average number of shares outstanding does not include unallocated Employee Stock Ownership Plan ("ESOP") shares.

See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three-month periods ended December 31, 2002 and 2001.


                                    9 of 26

NOTE 3 - SECURITIES

The carrying values and estimated market values of investment securities available-for-sale as of December 31, 2002, by type of security are as follows:

                        Principal         Unamortized         Unearned           Unrealized          Carrying
                         Balance            Premiums          Discounts          Gain/(Loss)           Value
                     -------------      --------------      -------------      --------------     --------------
Municipal bonds      $     490,000      $            0      $       2,101      $       25,727     $      513,626
                     -------------      --------------      -------------      --------------     --------------

                     $     490,000      $            0      $       2,101      $       25,727     $      513,626
                     -------------      --------------      -------------      --------------     --------------

The amortized cost and estimated market values of investment securities held-to-maturity as of December 31, 2002, are as follows:

                                                              Gross             Gross             Estimated
                                        Amortized          Unrealized         Unrealized            Market
                                           Cost               Gains             Losses               Value
                                      -------------      -------------      --------------      -------------
Debt securities:

      U. S. government agency         $   1,488,101      $      58,930      $           -0-     $   1,547,031

      Corporate Debt                      6,224,984            379,567               4,128          6,600,423
                                      -------------      -------------      --------------      -------------

           Total debt securities      $   7,713,085      $     438,497      $        4,128      $   8,147,454
                                      -------------      -------------      --------------      -------------

The amortized cost and estimated market values of investment securities held-to-maturity as of December 31, 2002, by contractual maturity are shown below:

                                                                      Estimated
                                                     Amortized         Market
                                                        Cost            Value
                                                   -------------   --------------

          Due in one year through two years        $   1,000,000   $    1,018,750

          Due in two years through three years           998,211        1,067,812

          Due in three years through six years         2,564,045        2,674,374

          Due after six years                          3,150,829        3,386,518
                                                   -------------   --------------

                 Total debt securities             $   7,713,085   $    8,147,454
                                                   -------------   --------------


                                    10 of 26

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of December 31, 2002, by type of security are as follows:

                      Principal          Unamortized         Unearned          Unrealized           Carrying
                       Balance            Premiums           Discounts         Gain/(Loss)            Value
                    -------------      --------------      -------------      -------------      --------------
Fixed Rate          $     645,139      $            0      $       1,964      $      24,502      $      667,677

Adjustable Rate         7,752,546              33,816              1,174             39,751           7,824,939
                    -------------      --------------      -------------      -------------      --------------

                    $   8,397,685      $       33,816      $       3,138      $      64,253      $    8,492,616
                    -------------      --------------      -------------      -------------      --------------

The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of December 31, 2002, by type of security are as follows:

                                                                                                   Estimated
                       Principal         Unamortized         Unearned           Carrying             Market
                        Balance            Premiums          Discounts            Value               Value
                    -------------      --------------      -------------      -------------      --------------
Fixed Rate          $  35,328,356      $      221,879      $       9,867      $  35,540,368      $   35,542,104

Adjustable Rate         3,457,023               9,550              1,319          3,465,254           3,530,370
                    -------------      --------------      -------------      -------------      --------------

                    $  38,785,379      $      231,429      $      11,186      $  39,005,622      $   39,072,474
                    -------------      --------------      -------------      -------------      --------------


                                    11 of 26

NOTE 4 - STOCK OPTION AND INCENTIVE PLAN

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

     Balance, September 30, 2000                                        151,776
         Granted                                                             -0-
         Exercised                                                           -0-
         Forfeited and expired                                               -0-
                                                                        -------

     Balance, September 30, 2001                                        151,776
         Granted                                                             -0-
         Exercised                                                           -0-
         Forfeited and expired                                               -0-
                                                                        -------

     Balance, September 30, 2002                                        151,776
                                                                        =======

Options exercisable at December 31, 2002 under stock option plan        150,277
                                                                        =======

Shares available for future grants                                       22,662
                                                                        =======

During the three months ended December 31, 2002, no options were exercised, issued, or forfeited.


                                    12 of 26

NOTE 5 - ADVANCES FROM FEDERAL HOME LOAN BANK

The outstanding advances from the FHLB consisted of the following at December 31, 2002:

         Maturity                  Balance                    Rate
         --------                -----------                  -----

         01/13/03                $28,000,000                  1.44%
         02/15/03                $   100,000                  6.00%
         03/10/03                $ 2,000,000                  5.00%
         03/10/03                $ 2,000,000                  2.78%
         09/01/03                $   411,803                  6.25%
         12/01/03                $ 1,000,000                  3.12%
         12/05/03                $ 5,000,000                  3.57%
         12/05/03                $ 2,000,000                  1.66%
         02/12/04                $ 5,000,000                  2.09%
         02/15/04                $   100,000                  6.01%
         05/18/04                $ 5,000,000                  1.95%
         11/30/04                $ 1,000,000                  3.93%
         12/31/04                $   226,360                  6.09%
         01/03/05                $    47,983                  6.03%
         02/15/05                $   100,000                  6.04%
         06/06/05                $ 3,000,000                  2.83%
         02/15/06                $   150,000                  6.05%
         04/11/11                $ 5,000,000                  3.73%
         04/11/11                $ 5,000,000                  3.91%
         04/11/11                $ 5,000,000                  4.25%
         06/07/11                $ 5,000,000                  4.38%
         01/01/13                $   382,987                  6.09%
         01/01/13                $   364,105                  6.13%
         02/01/13                $   360,980                  5.91%
         03/03/14                $   636,251                  5.45%
         04/01/14                $   617,536                  5.97%
         05/01/14                $   839,588                  5.66%
         06/01/14                $   641,918                  5.90%
         07/01/14                $   596,935                  6.38%
         08/01/14                $   433,962                  6.37%
         09/01/14                $   549,517                  6.59%
         10/01/14                $   483,591                  6.86%
         11/03/14                $ 1,194,143                  6.77%
         12/01/14                $   407,674                  6.57%
         01/01/15                $   267,354                  6.73%
                                 -----------
      Total Advances             $82,912,688

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by all stock and deposit accounts in the FHLB, mortgage collateral, securities collateral, and other collateral.


                                    13 of 26

NOTE 6 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                    Three Months Ended
                                                                    December 31, 2002
                                                                    ------------------
                                                                 (Dollars in Thousands)
      Balance at beginning of period                                  $          757

      Charge-offs:
         One-to-four family                                                        0
         Consumer and other loans                                               (148)
                                                                      --------------
             Total charge-offs                                                  (148)
                                                                      --------------

      Recoveries:
         One-to-four family                                                        0
         Consumer and other loans                                                 42
                                                                      --------------
             Total recoveries                                                     42
                                                                      --------------

      Net (charge-offs)/recoveries                                              (106)

      Additions charged to income                                                124
                                                                      --------------

      Balance at end of period                                        $          775
                                                                      ==============

      Ratio of net charge-offs/recoveries during the period to
         average loans outstanding during the period                           (0.08)%

      Ratio of net charge-offs/recoveries during the period to
         average non-performing assets                                         (5.33)%
                                                                      ==============

The distribution of the Company's allowance for losses at the dates indicated is summarized as follows:

                                                 December 31, 2002                                September 30, 2002
                                           ------------------------------                    -----------------------------

                                                                       Percent                                          Percent
                                                                      Of Loans                                         Of Loans
                                                          Loan         In Each                            Loan           In Each
                                                         Amounts      Category                           Amounts        Category
                                      Amount of Loan       by         To Total      Amount of Loan        by           To Total
                                      Loss Allowance    Category       Loans        Loss Allowance      Category         Loans
                                      --------------    -----------   --------      --------------    -----------       --------
                                                 (Dollars in Thousands)                        (Dollars in Thousands)

   One-to-four family                   $       121       $  52,775      39.15%       $       108         $  61,396        43.07%
   Other residential                              0           3,741       2.78                  0             2,679         1.88
   Home equity and
      Improvement                                 0          12,620       9.37                  2            10,845         7.61
   Non-residential                                0          17,916      13.30                  0            17,185        12.02
   Construction                                  12           7,510       5.57                  9             8,592         6.03
   Commercial and
      Consumer                                  269          40,193      29.83                272            41,845        29.36
   Unallocated                                  373               0       0.00                366                 0         0.00
                                        -----------       ---------   --------        -----------         ---------    ---------
      Total                             $       775       $ 134,755     100.00%      $        757         $ 142,542       100.00%
                                        ===========       =========   ========       ============         =========    =========


                                    14 of 26

NOTE 7 - BANK OWNED LIFE INSURANCE



During the quarter ended December 31, 2002, the Association elected to make an investment in Bank Owned Life Insurance ("BOLI"). The BOLI purchase was made with excess cash that was held by the Association that would have otherwise been invested in securities. The purpose of the BOLI investment is to increase earnings and thereby offset increased compensation and benefit expenses associated with the Association's defined benefit pension plan, medical insurance benefits, and other similar expenses. A total BOLI purchase of approximately $3.6 million in premiums was invested with two separate life insurance companies. The premiums are invested in the general assets of the life insurance companies. Crediting rates are set by the life insurance companies and are based on the overall performance of the assets under management by the insurance company. Earnings on the policies are tax deferred for the life of the insured under Internal Revenue Service guidelines. As part of the BOLI purchase, the Association identified 17 key employees that were given an opportunity to participate in the program. The $3.6 million in BOLI premiums were divided among the 17 participants and life insurance contracts were purchased on the 17 individual employees. All participants in the program were given an opportunity to decline to participate in the program. The Association is the owner and the beneficiary of the life insurance contracts. As part of the BOLI program, the Association expects to enter into separate death benefit agreements with the 17 employees. The death benefit agreements provide for a lump-sum payment to the participant's beneficiary in the event of the death of the participant while employed by the Association and, in certain instances, beyond the participant's employment with the Association. The Association worked in conjunction with the Meyer-Chatfield Company, a firm specializing in compensation and benefits consulting, to design and implement the BOLI program. Meyer-Chatfield assisted the Association in its due diligence efforts in analyzing prospective insurance carriers and in the Association's efforts to comply with all regulatory and legal aspects of the BOLI program. The Association also employed legal counsel with expertise in compensation and benefit planning and BOLI transactions to adopt board of director resolutions and draft the employee death benefit agreements.

                                    15 of 26

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                December 31, 2002

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

As previously disclosed in the Company's Form 10-KSB for the fiscal year ended September 30, 2002, the Company has been notified by the OTS that the Association has been deemed to be in "troubled condition" as a result of a lack of compliance with regulatory requirements involving oversight of its interest rate risk program. The Association was required to take a number of steps to comply with the OTS directive. The Association is in the process of addressing each of the deficiencies.

FINANCIAL CONDITION

Total assets were $218.4 million at December 31, 2002, a $641,000 increase from the $217.7 million reported at September 30, 2002, the Company's most recent fiscal year end. The increase in total assets was the result of an $8.7 million increase in interest bearing deposit with banks, an $8.4 million increase in mortgage-backed securities held-to-maturity, and a $3.6 million increase in cash value of life insurance owned. [See Note 7 for a discussion of the cash value of life insurance owned.] The increases were partially offset by a $11.7 million decrease in mortgage-backed securities available-for-sale, a $6.5 million decrease in loans receivable, and a $2.0 million decrease in investment securities held-to-maturity.

The changes in the composition of the balance sheet were primarily related to an increase in cash flow from the Company's mortgage loan portfolio and mortgage-backed securities portfolio. With continued lower interest rates, the Company received, and expects to continue to receive,significant amounts of cash flow from these portfolios as customers choose to refinance existing mortgage loans. Also, the Company expects to sell, into the secondary market, the majority of the loans it is currently originating or refinancing. With the cash flow from its mortgage-backed securities portfolio increasing as the loans underlying those securities are refinanced, the Company expects to continue to receive significant amounts of cash to reinvest. The result would be a continued reduction in the


                                    16 of 26

Company's loan portfolio balance outstanding and an increase in the investment portfolio or the mortgage-backed securities portfolio at rates that are lower than those currently in the portfolio.

At December 31, 2002, loans receivable totaled $130.7 million, a decrease of $6.5 million or 4.8% over the $137.2 million at September 30, 2002. The decrease in loans receivable was primarily the result of the refinanced loans discussed above. In addition, the Company elected to tighten the underwriting standards and loan-to-value limits on its indirect auto lending program which decreased the production of these type of loans.

Interest bearing deposits with banks increased to $11.6 million at December 31, 2002, an $8.7 million increase from the $2.9 million reported at September 30, 2002. The increase was due to the additional cash flow from the Company's loans receivable and mortgage-backed securities portfolios as discussed above. The Company expects to systematically reinvest the excess cash flow into various investment and mortgage-backed securities.

Investment securities held-to-maturity were reported as $7.7 million at December 31, 2002, a decrease of $2.0 million from the $9.7 million reported at September 30, 2002. The decrease was the result of the maturity of a security during the three months ended December 31, 2002. At December 31, 2002, this portfolio consisted of approximately $1.5 million of debt issued by governmental agencies such as Federal National Mortgage Corporation, Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank System, and approximately $6.2 million of corporate debt securities. All securities in the portfolio are fixed rate and term.

Mortgage-backed securities available-for-sale totaled $8.5 million at December 31, 2002, a decrease of $11.7 million from the $20.1 million at September 30, 2002. The decrease was primarily the result of principle repayments on the securities during the three months ended December 31, 2002, due to the refinancing activity previously discussed.

Mortgage-backed securities held-to-maturity portfolio totaled $39.0 million at December 31, 2002, an increase of $8.4 million from the $30.6 million reported at September 30, 2002. The increase was primarily due to additional securities added to the portfolio, during the quarter ended December 31, 2002.

Total deposits were $111.6 million at December 31, 2002, a $4.1 million increase from the $107.5 million reported at September 30, 2002. The increase was primarily the result of increases in certificate of deposit balances as the Company paid competitive interest rates on renewing certificates of deposit during the period.

The Company reported $82.9 million in borrowed funds at December 31, 2002, a decrease of $3.4 million from the $86.3 million reported at September 30, 2002. The decrease was primarily due to the Company's decision to reduce its reliance on short term advances from the FHLB and to replace them with longer term certificates of deposits.

Stockholder's equity totaled $19.6 million at December 31, 2002, an increase of $366,000 from the $19.3 million reported at September 30, 2002. The increase was primarily attributable to a net increase in retained earnings of $375,000. The increase in retained earnings was due to the $433,000 in net income less $58,000 in cash dividends paid during the three months ended December 31, 2002.

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

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

General. Net income for the three months ended December 31, 2002 was $433,000 or $.38 per share and $.37 per share-assuming


                                    17 of 26
dilution, a decrease of $220,000 from the $653,000, or $.58 per share and $.58 per share-assuming dilution, reported for the three months ended December 31, 2001. The decrease in net income was attributable to a $119,000 decrease in non-interest income, $137,000 increase in non-interest expense, and a $67,000 decrease in net interest income after provision for loan losses. These were partially offset by a $104,000 decrease in income tax expense.

The decrease in non-interest income was primarily due to a decline in gains on the sale of interest earning assets from $409,000 for the three months ended December 31, 2001 to $212,000 for the three months ended December 31, 2002. During the three months ended December 31, 2001, the Company elected to sell a portion of its corporate debt available-for-sale portfolio and its mortgage-backed securities available-for-sale portfolio. The gain on the sale of these securities was approximately $326,000 on a pre-tax basis. By comparison, if the one-time gain of the sale of securities for the three months ended December 31, 2001 were excluded, total non-interest income would have shown an increase of $206,000 for the three months ended December 31, 2002 over the same period in 2001. See non-interest income.

Net Interest Income. For the quarter ended December 31, 2002, net interest income before provision for loan losses totaled $1.5 million, an increase of $47,000 over the $1.5 million reported for the quarter ended December 31, 2001. On an annualized basis, the $1.5 million in net interest income for the current quarter was approximately 2.98% of average interest-earning assets and 2.83% of average total assets. For the quarter ended December 31, 2001, the $1.5 million in net interest income before provisions for loan losses was approximately 3.00% of average interest-earning assets and 2.85% of average total assets. Average interest-earning assets were approximately $207.4 million for the quarter ended December 31, 2002, compared to $200.0 million for the quarter ended December 31, 2001.

Total interest income was $3.1 million for the quarter ended December 31, 2002, compared to $3.4 million for the quarter ended December 31, 2001. The decrease in total interest income was due to a $214,000 decline in interest on mortgage-backed securities available-for-sale, a $134,000 decline in interest on mortgage-backed securities held-to-maturity, and a $129,000 decline in interest on mortgage loans. The decline in interest on mortgage-backed securities was the partially the result of a decline in the balances of the securities from December 31, 2001 to December 31, 2002. In addition, the reinvestment of cash flow from these securities back into similar securities with lower interest rates during the year contributed to the overall decline in interest income from this portfolio. The decline in interest on mortgage loans receivable was due to an overall decline in the balance in the portfolio as the Company elected to sell the majority of its mortgage loan production during the past year. Also, the decline in yields on the loans that were placed into the mortgage loan portfolio during the year contributed to the overall decrease in interest income on mortgage loans. However, interest on consumer and other loans increased to $1.0 million for the three months ended December 31, 2002 from $783,000 for the three months ended December 31, 2001. The increase in interest income on consumer and other loans was due to the increased balances in the consumer and other loan portfolio during the past year. In addition, interest rates on these types of loans are not as sensitive to overall movements in the general level of interest rates, which allowed the Company to continue to originate and place into the loan portfolio loans with higher yields than those available on mortgage loans.

Interest income on loans receivable was $2.4 million for the quarter ended December 31, 2002, compared to $2.3 million for the quarter ended December 31, 2001. On an annualized basis, the $2.4 million was approximately 7.26% of average loans receivable balances outstanding for the quarter ended December 31, 2002, compared to approximately 7.86% for the quarter ended December 31, 2001. The increase in total interest income on the loan portfolio was primarily the result of an increase in consumer, commercial and commercial real estate loan balances. The overall decline in interest rates over the past 12 months and the refinance of mortgage loans held in portfolio contributed to the decline in overall yield on the loan portfolio.

Interest income from mortgage-backed securities available-for-sale totaled $54,000 for the quarter ended December 31, 2002, compared to $269,000 for the quarter ended December 31, 2001. The decrease in income was due to a decline in the balance of the portfolio from $21.8 million at December 31, 2001 to $8.5 million at December 31, 2002.

Interest income from the investment securities held-to-maturity portfolio was $126,000 for the quarter ended December 31, 2002, compared to $155,000 for the quarter ended December 31, 2001. The decrease in income from the portfolio was due to a decline in the average yield on the portfolio and due to a decline in the balance in the portfolio.


                                    18 of 26

Interest income on mortgage-backed securities held-to-maturity totaled $393,000 for the quarter ended December 31, 2002, a decrease of $134,000 from the $527,000 reported for the quarter ended December 31, 2001. The decrease was due primarily to a decline of the overall yield of the portfolio. Despite an increase in the balance in the portfolio from $34.8 million at December 31, 2001 to $39.0 million at December 31, 2002, the overall yield on the portfolio declined. As previously discussed, the Company received excessive amounts of cash flow from its mortgage loans receivable and mortgage related securities portfolios during the past year. The Company chose to reinvest the majority of this excess cash flow into mortgage-backed securities held-to-maturity. The new securities were at substantially lower interest rates than those previously held in the portfolio. The result was an overall decline in the yield and an overall decrease in interest income on the portfolio.

Interest paid to depositors totaled $877,000 for the quarter ended December 31, 2002, a decrease of $337,000 from the $1.2 million reported for the quarter ended December 31, 2001. On an annualized basis, the $877,000 in interest expense on deposits was approximately 3.31% for the quarter ended December 31, 2002. The decline in interest on deposits was attributable to a decline in the marginal rate paid to renewing certificate of deposit accountholders during the past year. During 2000 and 2001, as the general level of interest rates declined, many certificate of deposit holders chose to renew certificate of deposit accounts for shorter terms, anticipating that interest rates would increase again in 2002. Interest rate subsequently remained at historically low levels throughout 2002. The result was that many certificate accounts matured during 2002 and were renewed at lower interest rates. This contributed to an overall decline in the average cost of certificate deposit accounts for the Company, despite an increase in the balance in certificate of deposit accounts from $105.4 million at December 31, 2001 to $108.3 million at December 31, 2002.

Interest on FHLB advances was $653,000 for the quarter ended December 31, 2002, compared to $683,000 for the quarter ended December 31, 2001. The decrease in interest expense was primarily the result of declining interest rates during 2001 and 2002. At December 31, 2001, the Company had approximately $33.0 million in advances which re-priced approximately every 30 days. As short-term interest rates declined in 2002, the Company benefited from an overall lower cost of borrowing as the rate of interest on the advances declined substantially.

Provision for Loan Losses. The Company made $124,000 in provision for loan losses for the quarter ended December 31, 2002, compared to $10,000 for the quarter ended December 31, 2001. The increase in provision for loan losses was the result of the Company's decision to establish additional allowances for loan losses, primarily due to the increase in losses on its consumer loan portfolio. [See "Asset Quality" and "Note 6".]

Noninterest Income. Non-interest income totaled $419,000 for the quarter ended December 31, 2002, compared to $538,000 for the quarter ended December 31, 2001. The decrease was primarily due to a decline in gains on sales of interest earning assets from $409,000 for the quarter ended December 31, 2001 to $212,000 for the quarter ended December 31, 2002. The Company sold a portion of its investment and mortgage-backed securities portfolios during the quarter ended December 31, 2001. The gain on the sale of the securities was approximately $326,000. The Company would have reported an overall increase in non-interest income for the current quarter as compared to the same quarter last year if not for the securities that were sold during the prior year. The Company has elected to sell the majority of its one-to four-family loan production into the secondary market during 2002. The result is an increase in gains on the sale of loans for the quarter ended December 31, 2002, compared to the same period in 2001.

Noninterest Expense. Noninterest expense was $1.2 million for the quarter ended December 31, 2002, an increase of $137,000 from the $1.0 million for the quarter ended December 31, 2001. The increase in noninterest expense was primarily the result of a $108,000 increase in compensation and benefits expense, mainly associated with the Company's defined benefit pension plan and normal increases in employee compensation. The increase in defined benefit plan expense was due to the performance of plan assets in 2000 and 2001 and the additional employees gained in the Gilmer acquisition. Approximately two-thirds of the assets in the defined benefit plan trust are invested in various equity mutual funds. As the overall equity market declined in 2000 and 2001, the value of the assets in the

                                    19 of 26
plan decreased. The result was, on an actuarial basis, an increase in the pension plan expense to offset the decrease in the value of the plan assets. In addition, net expenses associated with the Company's foreclosed asset portfolio increased by $53,000 for the quarter ended December 31, 2002 compared the quarter ended December 31, 2001. The increase in expenses on foreclosed assets was directly attributable to the increase in repossessed consumer loan collateral, primarily autos. The increase in repossessed consumer loan collateral was primarily associated with the Company's indirect auto lending program.

Provision for Income Taxes. The Company incurred federal income tax expense of $247,000 or 36.3% or pre-tax income for the quarter ended December 31, 2002, compared to $351,000 or 35.0% or pre-tax income for the quarter ended December 31, 2001.

ASSET QUALITY

At December 31, 2002, the Company's non-performing assets (non-performing loans plus foreclosed assets) totaled $2.3 million or 1.07% of total assets, compared to $1.6 million or .75% of total assets at September 30, 2002. At December 31, 2002, non-performing assets were comprised of non-accruing one-to-four family loans, consumer and other loans delinquent more than 90 days and still accruing, foreclosed one-to-four family, and foreclosed consumer and other loans.

Non-performing loans at December 31, 2002 equaled $2.0 million or 1.53% of loans receivable, compared to $1.2 million or .90% of loans receivable at September 30, 2002. The increase in non-performing loans was primarily related to its consumer lending portfolio. The Company attributes the increased number of non-performing consumer loans to a general decline in the economy in its market area, particularly in its Gilmer market. As a result, the Company has instigated additional collection efforts on such loans, primarily by the loan officers. In addition, senior management has established more frequent past due meetings in order to more closely monitor collection efforts. The Company defines non-performing loans as any loan past due for 90 days or more. All such loans are accounted for on a nonaccrual basis by reserving for 100% of the accrued interest or placing the loan in a nonaccrual status when the loan reaches 90 days delinquent. At December 31, 2002, the Company had no loans which were contractually past due 90 days or more and for which it was still accruing interest. At December 31, 2002, the Company had no "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditor for Troubled Debt Restructurings", or any other loans for which the Company has information about possible credit problems of borrowers that would cause management to have serious doubts as to the ability of such borrowers to comply with the preset loan repayment terms.

Classified assets totaled $3.0 million or 1.38% of total assets at December 31, 2002, compared to $2.6 million or 1.18% of total assets at September 30, 2002.

Classified assets and non-performing assets differ in that classified assets may include loans less than 90 days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. At December 31, 2002, $2.8 million of classified assets were deemed to be substandard and $196,000 assets were classified as doubtful.

The Company's allowance for loan and lease losses was $775,000 at December 31, 2002, which included $619,000 in general loan loss reserves, $136,000 in specific loan loss reserves, and $20,000 checking account loss reserves. The total allowance was $757,000 at September 30, 2002. The total allowance for loan losses as a percentage of loans receivable equaled .59% at December 31, 2002 and 0.55% at September 30, 2002.

The Company uses a methodology for estimating the adequacy of its general allowance for loan losses that encompasses two separate components. The first component is an estimate of losses on the Company's list of currently classified assets. A percentage, generally ranging from 5% to 50% of each classified asset, is applied to the balance of the asset. The percentage for each asset is combined to determine the calculated allowance amount for this component. The second component is a combined inherent risk and historical loss component. This component recognizes the changes in the levels of loan balances and the historical loss levels of various classes of the loan portfolio. The loan portfolio is segregated into various classes of loans exhibiting similar risk characteristics. Each of the classes of loans is multiplied by a risk factor to determine the required allowance for the class of loans. The risk factor for each class of loans is determined by analyzing actual historical losses on the particular class of loans. The historical loss analysis takes into account a period of time that is indicative of the current risks associated with the class of the loan portfolio being analyzed. The balance of loans in each class is reduced for any loans specifically reviewed by the Company and any classified assets, before applying the percentage amounts. The


                                    20 of 26
calculated allowance amount for each class is summed together to achieve the estimated allowance for the inherent risk and historical loss component. To determine a final estimate of the allowance for loan losses, the classified asset and inherent risk and historical loss component are summed together. The resulting calculated minimum allowance is compared to the actual balance in the allowance at the end of the period analyzed. A shortfall in the actual amount as compared to the calculated amount is charged against provision for loan losses in the period analyzed in order to bring the allowance up to the minimum calculated amount. Any excess in the actual allowance as compared to the calculated amount may remain in the allowance or may be reduced by applying the overage amount back against the provision for loan losses.

At December 31, 2002, the classified asset component was calculated at $418,000 while the inherent risk and historical loss component was calculated at $202,000. At December 31, 2002, the Company had identified four separate components of the loan portfolio that it deemed necessary to analyze individually under the inherent risk and historical loss component. The four components were mortgage loans, sub-prime indirect auto loans, unsecured and miscellaneous collateral consumer loans, and all other non-mortgage loans.

The classified asset component increased by approximately $100,000 during the quarter ended December 31, 2002 from approximately $319,000 at September 30, 2002 to $418,000 at December 31, 2002. The inherent risk and historical loss component decreased from approximately $209,000 at September 30, 2002 to $202,000 at December 31, 2002. The increase in the classified asset component was directly related to the increase in the balance of classified assets identified by the Company at December 31, 2002 as compared to September 30, 2002. The three months ended December 31, 2002 was the first quarter-end where the Company had segregated the loan portfolio into separate classes for allowance analysis. The Company believes that the recent actual losses in its loan portfolio are primarily associated with its indirect auto loan program and, to a lesser degree, its unsecured and miscellaneous collateral loans. In estimating the adequacy of its allowance for loan losses, the Company applied a higher risk factor to the balances in these particular types of loan. The Company did not separate its loan portfolio for allowance for loan loss analysis at September 30, 2002 in the same manner as December 31, 2002. Therefore, no comparison of these specific components can be made at December 31, 2002. Nevertheless, the Company believes that the calculated allowance amounts for its sub-prime indirect auto loan balances and its unsecured and miscellaneous collateral loans have increased over the last three months as evidenced by the actual experience of losses in its loan portfolio.

The Company believes that segregating its loan portfolio into specific categories of loan for allowance analysis will provide a more accurate method for estimating the adequacy of the allowance. Also, the Company has significantly decreased the volume of its indirect auto loan program by substantially tightening credit and loan to value limits on such loans. In addition, the Company has placed additional restrictions on the types of unsecured and miscellaneous collateral loans that its individual loan officers can make.

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

At December 31, 2002, the Company had $136,000 in specific loan loss reserves established, compared to $71,000 at September 30, 2002. The increase in the specific reserve was due to an increase in the balance of loans exceeding the past due limits.

The Company believes that the overall quality of its loan portfolio is good. However, the Company did record $124,000 in provision for loan losses during the three months ended December 31, 2002, compared to $10,000 for the same period in 2001. [See "Note 6".]

The Company anticipates that the general trend in the level of the allowance for loan loss will be to remain in a range that is close to the current balance in the allowance. By tightening loan-to-value and credit standards on its indirect auto loan program and its unsecured and miscellaneous collateral consumer loans, the Company believe that the balance in such loans will decline over time. The result should be a reduction in the calculated amount of the


                                    21 of 26
allowance for loan loss reserves for these specific components. However, the Company can not predict the affect that outside factors such as economic conditions in the Company's market and other factors may have on a borrower's ability to repay their loans. In general, the estimated allowance for loan losses could increase under the classified asset component if the Company experiences an increase in its classified assets. The allowance could increase under the inherent risk and historical loss component if the Company experiences additional losses on its loan portfolio that are charged against the allowance for loan loss account.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits from customers, advances from the FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities, sales of loans and operations.

The Company uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At December 31, 2002, the Company had outstanding commitments to extend credit on approximately $10.0 million of loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $19.6 million at December 31, 2002, an increase of $366,000 from the $19.3 million reported at September 30, 2002. The increase was primarily the result of a $375,000 increase in retained earnings that resulted from the $433,000 net income less $58,000 in cash dividends paid during the three months ended December 31, 2002. These were offset by a $9,000 decrease in unrealized gains on available-for-sale securities.

As of December 31, 2002, the Company's reported book value per share, using total stockholders' equity of $19.6 million (net of the cost of unearned ESOP shares) and 1,162,320 outstanding shares of common stock (the total issued shares including unearned ESOP shares, less treasury shares), equaled $16.90 per share. Subsequent to the quarter ended December 31, 2002, the Company announced its intention to pay a cash dividend of $.05 per share on February 5, 2002, to stockholders of record as of February 19, 2002. The Company paid $.05 per share in cash dividends in the three months ended December 31, 2002, which is approximately 13.2% of the $.38 in reported earnings per share. The Company reported an equity to assets ratio of approximately 9.00% at December 31, 2002.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain non-cumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage-servicing rights, must be deducted from total capital for calculating compliance with this requirement. At December 31, 2002, First Federal had approximately $2.2 million of intangible assets and other required regulatory adjustments that were required to be deducted from total capital.

At December 31, 2002, First Federal had tangible capital of $17.0 million, or 7.9% of adjusted total assets, which is approximately $13.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require Tier 1 capital equal to at least 4.0% of adjusted total assets. Tier 1 capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables.


                                    22 of 26

At December 31, 2002, First Federal had Tier 1 capital equal to $17.0 million, or 7.9% of adjusted total assets, which is $8.4 million above the minimum requirement for capital adequacy purposes of 4.0% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8.0% of risk-weighted assets. Total risk-based capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2002, First Federal had no capital instruments that qualify as supplementary capital and $635,000 of loss reserves, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total risk-based capital. First Federal had no such exclusions from capital and assets at December 31, 2002.

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

On December 31, 2002, First Federal had total risk based capital of $17.6 million (including $17.0 million in Tier 1 capital and $635,000 in loan loss reserves) and risk-weighted assets of $119.5 million, or total risk-based capital of 14.8% of risk-weighted assets. This amount was $8.1 million above the 8.0% requirement in effect on that date.

At December 31, 2002, First Federal was also considered a "well capitalized" institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

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


                                    23 of 26

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                DECEMBER 31, 2002

--------------------------------------------------------------------------------

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

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submissions Of Matters To A Vote Of Security Holders

      On January 29, 2003, the Company's Annual Stockholders' Meeting was held to elect directors and ratify the appointment of independent auditors for the current fiscal year. The following are the voting results of each of these matters submitted to stockholders.

      The election of Jack W. Flock              For                733,881
      and Charles R. Halstead                    Withheld           127,010
      as directors for a three year term         Abstain                  0
      ending January 2006.                       Broker Non-Votes         0

      Ratification of the appointment of         For                854,996
      Bryant & Welborn, L.L.P. as                Against              5,150
      independent auditors for the               Abstain                754
      fiscal year ending
      September 30, 2003.

      The text of the matters referred to in this Item 4 is set forth in the Proxy Statement dated December 27, 2002, previously filed with the Securities and Exchange Commission.

Item 5. Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K

      The following exhibits are filed herewith:

            Exhibit 11.0 - Computation of Earnings Per Share

      (b) Reports on Form 8-K


                                    24 of 26

            During the quarter ended December 31, 2002, the Company filed a report on Form 8-K on October 18, 2002 to report the issuance of a press release dated October 18, 2002, announcing a cash dividend for the quarter ending September 31, 2002 and the annual stockholders' meeting.


                                    25 of 26

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    East Texas Financial Services, Inc.


Date: February 12, 2003             /s/ Gerald W. Free
                                    --------------------------------------------
                                    Vice Chairman, President and CEO
                                    (Principal Executive Officer)


Date: February 12, 2003             /s/  Derrell W. Chapman
                                    --------------------------------------------
                                    Executive Vice President/COO/CFO
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of East Texas Financial Services, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the period ended December 31, 2002 fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Date: February 12, 2003


                                    /s/ Gerald W. Free
                                    --------------------------------------------
                                    Vice Chairman, President and CEO
                                    (Principal Executive Officer)


                                    /s/ Derrell W. Chapman
                                    --------------------------------------------
                                    Executive Vice President/COO/CFO
                                    (Principal Financial and Accounting Officer)


                                    26 of 26