Form 10QSB/A
period 2003-02-14
EAST TEXAS FINANCIAL SERVICES INC
filed 2003-02-19
CIK 929646

FORM 10-QSB/A
                               (Amendment No. One)

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


                                      INDEX

                                                                                                                 Page No.

Part I - Financial Information

     Item 1.  Financial Statements

         Consolidated Statements of Financial Condition, December 31, 2002
         (Unaudited) and September 30, 2002
         ........................................................................................................... 4


         Consolidated Statements of Income, (Unaudited) three months ended
         December 31, 2002 and December 31,
         2001....................................................................................................... 5

         Consolidated Statement of Changes in Stockholders' Equity, (Unaudited)
         three months ended December 31,
         2002....................................................................................................... 6


         Consolidated Statements of Cash Flows, (Unaudited) three months ended
         December 31, 2002, and December 31,
         2001....................................................................................................... 7

         Notes to (Unaudited) Consolidated Financial Statements, December 31, 2002.................................. 9

     Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations......................................................................................16

     Item 3.  Controls and Procedures...............................................................................24

Part II - Other Information

     Item 1.  Legal Proceedings.................................................................................... 25

     Item 2.  Changes In Securities................................................................................ 25

     Item 3.  Defaults Upon Senior Securities.......................................................................25

     Item 4.  Submission of Matters To a Vote of Security Holders...................................................25

     Item 5.  Other Information.....................................................................................25

     Item 6.  Exhibits and Reports on Form 8-K......................................................................25

Signature
Page................................................................................................................27


                                     2 of 30

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



                                     3 of 30


                       EAST TEXAS FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                              ASSETS                                    December 31, 2002  September 30, 2002
                                                                       ------------------  ------------------
                                                                        (Unaudited)

Cash and due from banks                                                $       2,244,883   $       2,561,615
Interest-bearing deposits with banks                                          11,623,659           2,883,189
Interest-earning time deposits with financial institutions                       100,000             300,000
Federal funds sold                                                             1,884,783             599,698
Investment securities available-for-sale                                         513,626             516,443
Investment securities held-to-maturity (estimated market value of
    $8,147,454 at December 31, 2002, and $10,134,910 at September
    30, 2002)                                                                  7,713,085           9,723,716
Mortgage-backed securities available-for-sale                                  8,492,616          20,144,942
Mortgage-backed securities held-to-maturity (estimated market value of $39,072,474 at December 31, 2002 and $30,822,859 at
    September 30, 2002)                                                       39,005,622          30,591,248
Loans receivable, net of allowance for credit losses of $775,413
    at December 31, 2002 and $756,566 at September 30, 2002                  130,655,659         137,182,965
Accrued interest receivable                                                    1,184,457           1,324,440
Federal Home Loan Bank stock, at cost                                          4,620,300           4,588,500
Premises and equipment                                                         2,828,138           2,868,435
Foreclosed assets, net                                                           319,287             394,210
Goodwill, net                                                                  2,170,381           2,170,381
Mortgage servicing rights                                                        341,796             255,269
Cash value of life insurance owned                                             3,629,937                   0
Other assets                                                                   1,022,796           1,605,326
                                                                       ------------------  ------------------

Total Assets                                                           $     218,351,025   $     217,710,377
                                                                       ==================  ==================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Noninterest deposits                                             $       3,270,343   $       3,900,913
      Interest-bearing deposits                                              108,330,046         103,567,616
                                                                       ------------------  ------------------
         Total deposits                                                      111,600,389         107,468,529

      FHLB advances                                                           82,912,688          86,312,294
      Advances from borrowers for taxes and insurance                          (125,301)           1,033,717
      Federal income taxes
         Current                                                                 246,778             847,781
         Deferred                                                                489,197             493,953
      Accrued expenses and other liabilities                                   3,578,922           2,271,637
                                                                       ------------------  ------------------
         Total liabilities                                                   198,702,673         198,427,911
                                                                       ------------------  ------------------
Stockholders' equity:
      Preferred stock, $0.01 par value, 500,000 shares
        authorized, none outstanding
      Common stock, $0.01 par value, 5,500,000 shares authorized,
        1,884,492 shares issued and 1,162,320 outstanding                         18,845              18,845
      Additional paid-in-capital                                              12,525,303          12,525,303
      Unearned employee stock ownership plan shares                            (170,716)           (170,716)
      Retained earnings (substantially restricted)                            16,410,558          16,035,441
      Accumulated other comprehensive income                                   (268,356)           (259,125)
      Treasury stock, 722,172 shares at cost                                 (8,867,282)         (8,867,282)
                                                                       ------------------  ------------------

         Total stockholder's equity                                           19,648,352          19,282,466
                                                                       ------------------  ------------------

Total liabilities and stockholders' equity                             $     218,351,025   $     217,710,377
                                                                       ==================  ==================






The accompanying notes are an integral part of the consolidated financial statements.




                                     4 of 30


                       EAST TEXAS FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        Three Months
                                                                     Ended December 31,
                                                                     2002          2001
                                                                  -----------    ----------
                  INTEREST INCOME
                      Loans receivable:
                        First Mortgage                            $1,430,857    $1,560,174
                        Consumer and other loans                   1,000,763       782,940
                      Securities available-for-sale:
                        Investment securities                         38,891        83,827
                        Mortgage-backed securities                    54,273       268,562
                      Securities held-to-maturity:
                        Investment securities                        125,812       155,079
                        Mortgage-backed securities                   393,461       526,963
                      Deposits with banks:                            29,746        16,811
                                                                  -----------    ----------

                           Total interest income                   3,073,803     3,394,356
                                                                  -----------    ----------

                  INTEREST EXPENSE

                      Deposits                                       877,002     1,214,415
                      FHLB advances                                  653,017       683,010
                                                                  -----------    ----------

                        Total interest expense                     1,530,019     1,897,425
                                                                  -----------    ----------
                        Net interest income before provision       1,543,784     1,496,931
                          for loan losses

                      Provision for loan losses                      123,643         9,759
                                                                  -----------    ----------

                        Net interest income after  provision
                          for loan losses                          1,420,141     1,487,172
                                                                  -----------    ----------

                  NONINTEREST INCOME
                      Gain (loss) on sale of interest-earning        211,522       408,534
                        assets
                      Loan origination and commitment fees            19,865        49,489
                      Loan servicing fees                              5,745      (36,121)
                      Other                                          181,784       116,468
                                                                  -----------    ----------

                        Total noninterest income                     418,916       538,370
                                                                  -----------    ----------

                  NONINTEREST EXPENSE
                      Compensation and benefits                      745,167       636,771
                      Occupancy and equipment                        106,684       107,239
                      SAIF deposit insurance premium                   4,523         5,194
                      Foreclosed assets, net                          67,512        14,996
                      Other                                          234,871       257,107
                                                                  -----------    ----------

                        Total noninterest expense                  1,158,757     1,021,307
                                                                  -----------    ----------

                  Income (loss) before provision for income          680,300     1,004,235
                    taxes

                  Income tax expense (benefit)                       247,067       351,069
                                                                  -----------    ----------

                  NET INCOME (LOSS)                               $  433,233    $  653,166
                                                                  ===========    ==========


                  Earnings per common share                       $     0.38    $     0.58
                  Earnings per common share - assuming                  0.37          0.58
                    dilution

The accompanying notes are an integral part of the consolidated financial statements.

                                     5 of 30



                                                               EAST TEXAS FINANCIAL SERVICES, INC.
                                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                           (UNAUDITED)

                                                                                       Net Unearned          Other
                                         Additional                                   Employee Stock      Accumulated
                               Common      Paid-in        Retained      Treasury      Ownership Plan     Comprehensive
Balance at September 30, 2002  Stock       Capital        Earnings        Stock          Shares            Income          Total
                              ------------------------------------------------------ -----------------------------------------------
                              $18,845      12,525,303   $16,035,441     (8,867,282)  $    (170,716)    $     (259,125)   19,282,466
Comprehensive income:

  Net Income                                                433,233                                                     $   433,233
  Net change in unrealized
    gain (loss) on
    securities
    available-for-sale net
    of deferred taxes                                                                                  $       (9,231)       (9,231)
                                                                                                                        ------------
    Total comprehensive                                                                                                 $   424,002
    income

Cash dividends of $0.05 per
  share                                                 $   (58,116)                                                    $   (58,116)
                              --------  --------------  ------------  -------------- ----------------  ---------------   -----------

Balance December 31, 2002     $18,845      12,525,303   $16,410,558     (8,867,282)   $    (170,716)   $     (268,356)   19,648,352
                              ========  ==============  ============  ============== ================ =================  ===========

The accompanying notes are an integral part of the consolidated financial statements.


                                    6 of 30

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the Three Months Ended
                                                                                         December 31,
                                                                                   2002                2001
                                                                               --------------     --------------
Cash flows from operating activities:
    Net income                                                                 $     433,233      $      653,164
    Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of deferred loan origination fees                                    (874)               (681)
      Amortization of premiums and discounts on investment securities,
         mortgage-backed securities, and loans                                       106,472             (13,216)
      Depreciation                                                                    46,074              37,207
      Provision for loan losses                                                      123,643               9,759
      Stock dividends on FHLB stock                                                 (31,805)            (32,600)
      Amortization of mortgage servicing rights                                       30,679              72,967
      Increase in cash value of life insurance                                       (29,937)                  0
      Net (gain) loss on sale of:
         Loans held for sale                                                         (94,316)            (40,209)
         Fixed assets                                                                      0                (309)
         Foreclosed assets                                                            64,314              (6,218)
         Interest earning assets                                                           0            (325,503)
      Proceeds from loan sales                                                     6,293,980           4,264,310
      Originations of loans held for sale                                         (6,199,664)         (4,224,101)
      (Increase) decrease in
         Accrued interest receivable                                                 139,983              73,556
         Other assets                                                                582,530             524,624
      Increase (decrease) in:
         Federal income tax payable                                                 (601,003)            312,558
         Accrued expenses and other liabilities                                    1,307,285           2,295,948

                                                                               --------------     --------------
Net cash provided (used) by operating activities                                   2,170,594           3,601,256
                                                                               --------------     --------------



                                   (Continued)

                                    7 of 30


                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the Three Months Ended
                                                                                         December 31,
                                                                                   2002                2001
                                                                               -------------      --------------
Cash flows from investing activities
    Net (increase) decrease in fed funds sold                                     (1,285,085)         (2,411,539)
    Proceeds from sale of corporate debt available-for-sale                                0           6,308,899
    Purchase of securities held-to-maturity                                                0          (3,291,949)
    Proceeds from maturities of time deposits                                        200,000                   0
    Proceeds from maturities of securities held-to-maturity                                0          (2,000,000)
    Proceeds from sale of obligations of U.S. Government agencies
      held-to-maturity                                                             2,000,000                   0
    Purchases of mortgage-backed securities  available-for-sale                            0          (1,000,000)
    Purchase of mortgage-backed securities held-to-maturity                      (21,744,955)                  0
    Principal payments on mortgage-backed securities available-for-sale           11,588,542           6,562,852
    Principal payments on mortgage-backed securities held-to-maturity             13,287,358           4,358,852
    Purchases of Bank Owned Life Insurance                                        (3,600,000)                  0
    Net (increase)decrease in loans                                                6,258,722          (7,009,138)
    Proceeds from sale of foreclosed assets                                          162,988             103,133
    Capitalized acquisition cost related to foreclosed real estate                    (6,564)             (2,974)
    Expenditures for premises and equipment                                           (5,776)             (8,484)
    Origination of mortgage servicing rights                                        (117,206)            (42,821)
                                                                               -------------      --------------

Net cash provided (used) by investing activities                                   6,738,024           1,566,831
                                                                               -------------      --------------

Cash flows from financing activities: Net increase (decrease) in:
      Deposits                                                                     4,131,860          (7,699,355)
      Advances from borrowers                                                     (1,159,018)         (1,226,033)
    Proceeds from advances from Federal Home Loan Bank                           134,000,000         242,000,000
    Payment of advances from Federal Home Loan Bank                             (137,399,606)      ( 238,912,936)
    Dividends paid to stockholders                                                   (58,116)            (58,116)
                                                                               -------------      --------------

Net cash provided (used) by financing activities                                    (484,880)         (5,896,440)
                                                                               -------------      --------------

Net increase (decrease) in cash and cash equivalents                               8,423,738            (728,353)

Cash and cash equivalents at beginning of the period                               5,444,804           4,838,011
                                                                               -------------      --------------

                                                                               =============      ==============
Cash and cash equivalents at end of the period                                 $  13,868,542      $    4,109,658
                                                                               =============      ==============


Supplemental disclosure:
    Cash paid for:
      Interest on deposits                                                     $     458,892      $    1,037,841
      Interest on FHLB advances and other borrowed funds                             653,017             683,010
      Income taxes                                                                   847,781                   0

    Transfers from loans to real estate and other assets acquired
      through foreclosures                                                           441,557             234,999
    Loans made to facilitate the sale of foreclosed assets                           150,171              61,613

The accompanying notes are an integral part of the financial statements.



                                    8 of 30

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

                                    9 of 30

NOTE 3 - SECURITIES

The carrying values and estimated market values of investment securities available-for-sale as of December 31, 2002, by type of security are as follows:

                       Principal         Unamortized          Unearned           Unrealized          Carrying
                        Balance            Premiums           Discounts         Gain/(Loss)           Value
                     --------------     ---------------     --------------     ---------------    ---------------

Municipal bonds    $       490,000    $              0    $         2,101    $         25,727   $        513,626
                     --------------     ---------------     --------------     ---------------    ---------------

                   $       490,000    $              0    $         2,101    $         25,727   $        513,626
                     --------------     ---------------     --------------     ---------------    ---------------

The amortized cost and estimated market values of investment securities held-to-maturity as of December 31, 2002, are as follows:

                                                             Gross              Gross             Estimated
                                        Amortized         Unrealized          Unrealized           Market
                                          Cost               Gains              Losses              Value
                                      --------------     --------------     ---------------     --------------
Debt securities:

      U. S. government agency       $     1,488,101    $        58,930    $            -0-    $     1,547,031

      Corporate Debt                      6,224,984            379,567               4,128          6,600,423
                                      --------------     --------------     ---------------     --------------

           Total debt securities    $     7,713,085    $       438,497    $          4,128    $     8,147,454
                                      --------------     --------------     ---------------     --------------

The amortized cost and estimated market values of investment securities held-to-maturity as of December 31, 2002, by contractual maturity are shown below:

                                                                              Estimated
                                                           Amortized            Market
                                                             Cost               Value
                                                         --------------     ---------------

              Due in one year through two years        $     1,000,000    $      1,018,750

              Due in two years through three years             998,211           1,067,812

              Due in three years through six years           2,564,045           2,674,374

              Due after six years                            3,150,829           3,386,518
                                                         --------------     ---------------

                     Total debt securities             $     7,713,085    $      8,147,454
                                                         --------------     ---------------


                                    10 of 30

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of December 31, 2002, by type of security are as follows:

                        Principal         Unamortized          Unearned          Unrealized           Carrying
                         Balance            Premiums           Discounts         Gain/(Loss)           Value
                      --------------     ---------------     --------------     --------------     ---------------

  Fixed Rate        $       645,139    $              0    $         1,964    $        24,502    $        667,677

  Adjustable Rate         7,752,546              33,816              1,174             39,751           7,824,939
                      --------------     ---------------     --------------     --------------     ---------------

                    $     8,397,685    $         33,816    $         3,138    $        64,253    $      8,492,616
                      --------------     ---------------     --------------     --------------     ---------------


The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of December 31, 2002, by type of security are as follows:

                                                                                                      Estimated
                        Principal         Unamortized          Unearned            Carrying             Market
                         Balance            Premiums           Discounts            Value               Value
                      --------------     ---------------     --------------     --------------     ---------------

  Fixed Rate        $    35,328,356    $        221,879    $         9,867    $    35,540,368    $     35,542,104

  Adjustable Rate         3,457,023               9,550              1,319          3,465,254           3,530,370
                      --------------     ---------------     --------------     --------------     ---------------

                    $    38,785,379    $        231,429    $        11,186    $    39,005,622    $     39,072,474
                      --------------     ---------------     --------------     --------------     ---------------



                                    11 of 30

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

     Balance, September 30, 2000                                                    151,776
         Granted                                                                        -0-
         Exercised                                                                      -0-
         Forfeited and expired                                                          -0-
                                                                                   ---------

     Balance, September 30, 2001                                                    151,776
         Granted                                                                        -0-
         Exercised                                                                      -0-
         Forfeited and expired                                                          -0-
                                                                                   ---------

     Balance, September 30, 2002                                                    151,776
                                                                                   =========


Options exercisable at December 31, 2002 under stock option plan                    150,277
                                                                                   =========

Shares available for future grants                                                   22,662
                                                                                  ==========

During the three months ended December 31, 2002, no options were exercised, issued, or forfeited.

                                    12 of 30

NOTE 5 - ADVANCES FROM FEDERAL HOME LOAN BANK

The outstanding advances from the FHLB consisted of the following at December 31, 2002:

                      Maturity                         Balance                         Rate
                ----------------------        --------------------------         ----------------

                      01/13/03                $             28,000,000               1.44%
                      02/15/03                $                100,000               6.00%
                      03/10/03                $              2,000,000               5.00%
                      03/10/03                $              2,000,000               2.78%
                      09/01/03                $                411,803               6.25%
                      12/01/03                $              1,000,000               3.12%
                      12/05/03                $              5,000,000               3.57%
                      12/05/03                $              2,000,000               1.66%
                      02/12/04                $              5,000,000               2.09%
                      02/15/04                $                100,000               6.01%
                      05/18/04                $              5,000,000               1.95%
                      11/30/04                $              1,000,000               3.93%
                      12/31/04                $                226,360               6.09%
                      01/03/05                $                 47,983               6.03%
                      02/15/05                $                100,000               6.04%
                      06/06/05                $              3,000,000               2.83%
                      02/15/06                $                150,000               6.05%
                      04/11/11                $              5,000,000               3.73%
                      04/11/11                $              5,000,000               3.91%
                      04/11/11                $              5,000,000               4.25%
                      06/07/11                $              5,000,000               4.38%
                      01/01/13                $                382,987               6.09%
                      01/01/13                $                364,105               6.13%
                      02/01/13                $                360,980               5.91%
                      03/03/14                $                636,251               5.45%
                      04/01/14                $                617,536               5.97%
                      05/01/14                $                839,588               5.66%
                      06/01/14                $                641,918               5.90%
                      07/01/14                $                596,935               6.38%
                      08/01/14                $                433,962               6.37%
                      09/01/14                $                549,517               6.59%
                      10/01/14                $                483,591               6.86%
                      11/03/14                $              1,194,143               6.77%
                      12/01/14                $                407,674               6.57%
                      01/01/15                $                267,354               6.73%
                   Total Advances             --------------------------
                                              $             82,912,688

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by all stock and deposit accounts in the FHLB, mortgage collateral, securities collateral, and other collateral.

                                    13 of 30

NOTE 6 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                   Three Months Ended
                                                                   December 31, 2002
                                                               ---------------------------
                                                                 (Dollars in Thousands)

                Balance at beginning of period                 $                      757

                Charge-offs:
                   One-to-four family                                                   0
                   Consumer and other loans                                          (148)
                                                               ---------------------------
                       Total charge-offs                                             (148)
                                                               ---------------------------

                Recoveries:
                   One-to-four family                                                   0
                   Consumer and other loans                                            42
                                                               ---------------------------
                       Total recoveries                                                42
                                                               ---------------------------


                Net (charge-offs)/recoveries                                         (106)

                Additions charged to income                                           124
                                                               ---------------------------

                Balance at end of period                       $                      775
                                                               ===========================


                Ratio of net charge-offs/recoveries during
                    the period to average loans outstanding
                    during the period                                               (0.08)%
                                                               ===========================


                Ratio of net charge-offs/recoveries during
                    the period to average non-performing
                    assets                                                          (5.33)%
                                                               ===========================






The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:


                                  December 31, 2002                    September 30, 2002
                          ------------------------------------   ---------------------------------
                                                  Percent                                 Percent
                                                  Of Loans                                Of Loans
                                         Loan     In Each                       Loan      In Each
                           Amount of     Amounts  Category        Amount of    Amounts   Category
                           Loan Loss       by     To Total        Loan Loss      by      To Total
                           Allowance    Category   Loans          Allowance   Category    Loans
                           ----------    -------  ---------      ----------   --------  ---------
              (Dollars in
               Thousands)

       One-to four-family        121   $ 52,775      39.15%      $     108     61,396      43.07 %
       Other residential           0      3,741       2.78               0      2,679       1.88
       Home equity and
         Improvement               0     12,620       9.37               2     10,845       7.61
       Non-residential             0     17,916      13.30               0     17,185      12.05
       Construction               12      7,510       5.57               9      8,592       6.03
       Commercial and
         Consumer                269     40,193      29.83             272     41,845      29.36
       Unallocated               373          0       0.00             366          0       0.00
                          -----------  ---------  ---------      ----------   --------  ---------
          Total                  775   $134,755     100.00%      $     757    $142,542     100.00%
                          ===========  =========  =========      ==========   ========  =========




                                    14 of 30

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


                                    15 of 30

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

The changes in the composition of the balance sheet were primarily related to an increase in cash flow from the Company's mortgage loan portfolio and mortgage-backed securities portfolio. With continued lower interest rates, the Company received, and expects to continue to receive, significant amounts of cash flow from these portfolios as customers choose to refinance existing mortgage loans. Also, the Company expects to sell, into the secondary market, the majority of the loans it is currently originating or refinancing. With the cash flow from its mortgage-backed securities portfolio increasing as the loans underlying those securities are refinanced, the Company expects to continue to receive significant amounts of cash to reinvest. The result would be a continued reduction in the




                                    16 of 30

Company's loan portfolio balance outstanding and an increase in the investment portfolio or the mortgage-backed securities portfolio at rates that are lower than those currently in the portfolio.

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

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2002
         AND DECEMBER 31, 2001

General. Net income for the three months ended December 31, 2002 was $433,000 or $.38 per share and $.37 per share-assuming dilution, a decrease of $220,000 from the $653,000, or $.58 per share and $.58 per share-assuming


                                    17 of 30


dilution, reported for the three months ended December 31, 2001. The decrease in net income was attributable to a $119,000 decrease in non-interest income, $137,000 increase in non-interest expense, and a $67,000 decrease in net interest income after provision for loan losses. These were partially offset by a $104,000 decrease in income tax expense.

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



                                    18 of 30

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

Noninterest Expense. Noninterest expense was $1.2 million for the quarter ended December 31, 2002, an increase of $137,000 from the $1.0 million for the quarter ended December 31, 2001. The increase in noninterest expense was primarily the result of a $108,000 increase in compensation and benefits expense, mainly associated with the Company's defined benefit pension plan and normal increases in employee compensation. The increase in defined benefit plan expense was due to the performance of plan assets in 2000 and 2001 and the additional employees gained in the Gilmer acquisition. Approximately two-thirds of the assets in the defined benefit plan trust are invested in various equity mutual funds. As the overall equity market declined in 2000 and 2001, the value of the assets in the plan decreased. The result was, on an actuarial basis, an increase in the pension plan expense to offset the decrease in the value of the plan assets. In addition, net expenses associated with the Company's foreclosed asset portfolio increased by $53,000 for the quarter ended December 31, 2002 compared the quarter ended December 31, 2001. The increase in expenses on foreclosed assets was directly attributable to the increase in repossessed



                                    19 of 30
consumer loan collateral, primarily autos. The increase in repossessed consumer loan collateral was primarily associated with the Company's indirect auto lending program.

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

The Company uses a methodology for estimating the adequacy of its general allowance for loan losses that encompasses two separate components. The first component is an estimate of losses on the Company's list of currently classified assets. A percentage, generally ranging from 5% to 50% of each classified asset, is applied to the balance of the asset. The percentage for each asset is combined to determine the calculated allowance amount for this component. The second component is a combined inherent risk and historical loss component. This component recognizes the changes in the levels of loan balances and the historical loss levels of various classes of the loan portfolio. The loan portfolio is segregated into various classes of loans exhibiting similar risk characteristics. Each of the classes of loans is multiplied by a risk factor to determine the required allowance for the class of loans. The risk factor for each class of loans is determined by analyzing actual historical losses on the particular class of loans. The historical loss analysis takes into account a period of time that is indicative of the current risks associated with the class of the loan portfolio being analyzed. The balance of loans in each class is reduced for any loans specifically reviewed by the Company and any classified assets, before applying the percentage amounts. The


                                    20 of 30
calculated allowance amount for each class is summed together to achieve the estimated allowance for the inherent risk and historical loss component. To determine a final estimate of the allowance for loan losses, the classified asset and inherent risk and historical loss component are summed together. The resulting calculated minimum allowance is compared to the actual balance in the allowance at the end of the period analyzed. A shortfall in the actual amount as compared to the calculated amount is charged against provision for loan losses in the period analyzed in order to bring the allowance up to the minimum calculated amount. Any excess in the actual allowance as compared to the calculated amount may remain in the allowance or may be reduced by applying the overage amount back against the provision for loan losses.

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

The Company anticipates that the general trend in the level of the allowance for loan loss will be to remain in a range that is close to the current balance in the allowance. By tightening loan-to-value and credit standards on its indirect auto loan program and its unsecured and miscellaneous collateral consumer loans, the Company believe that the balance in such loans will decline over time. The result should be a reduction in the calculated amount of the


                                    21 of 30
allowance for loan loss reserves for these specific components. However, the Company can not predict the affect that outside factors such as economic conditions in the Company's market and other factors may have on a borrower's ability to repay their loans. In general, the estimated allowance for loan losses could increase under the classified asset component if the Company experiences an increase in its classified assets. The allowance could increase under the inherent risk and historical loss component if the Company experiences additional losses on its loan portfolio that are charged against the allowance for loan loss account.

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

Total stockholders' equity equaled $19.6 million at December 31, 2002, an increase of $366,000 from the $19.3 million reported at September 30, 2002. The increase was primarily the result of a $375,000 increase in retained earnings that resulted from the $433,000 net income less $58,000 in cash dividends paid during the three months ended December 31, 2002. These were offset by a $9000 decrease in unrealized gains on available-for-sale securities.

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



                                    22 of 30



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


                                    23 of 30

Item 3.  Controls and Procedures.

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

                                    24 of 30

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



                                    25 of 30

     During the quarter ended December 31, 2002, the Company filed a report on Form 8-K on October 18, 2002 to report the issuance of a press release dated October 18, 2002, announcing a cash dividend for the quarter ending September 31, 2002 and the annual stockholders' meeting.


                                    26 of 30

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    East Texas Financial Services, Inc.


Date:  February 14, 2003            /s/ Gerald W. Free
                                    -------------------------------------------
                                    Vice Chairman, President and CEO
                                    (Principal Executive Officer)


Date: February 14, 2003             /s/  Derrell W. Chapman
                                     -------------------------------------------
                                    Executive Vice President/COO/CFO
                                    (Principal Financial and Accounting Officer)







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





Date: February 14, 2003



                                    /s/ Gerald W. Free
                                    --------------------------------------------
                                    Vice Chairman, President and CEO
                                    (Principal Executive Officer)




                                    /s/ Derrell W. Chapman
                                    --------------------------------------------
                                    Executive Vice President/COO/CFO
                                    (Principal Financial and Accounting Officer)



                                    27 of 30

                                 CERTIFICATIONS
                                 --------------

     I, Gerald W. Free, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of East Texas Financial Services, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Gerald W. Free
------------------
Gerald W. Free
President and Chief Executive Officer




                            28 of 30

     I, Derrell W. Chapman, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of East Texas Financial Services, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Derrell W. Chapman
----------------------
Derrell W. Chapman
Executive Vice President, Chief Financial Officer
  and Chief Operating Officer


                                    29 of 30

                                  CERTIFICATION
           (Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)


     Each of the undersigned hereby certifies in his capacity as an officer of East Texas Financial Services, Inc. (the "Registrant") that the Quarterly Report of the Registrant on Form 10-QSB for the fiscal year ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the consolidated financial condition of the Registrant at the end of such period and the results of operations of the Registrant for such period.

Date: February 14, 2003        /s/ Gerald W. Free
                               ------------------
                               Gerald W. Free
                               President and Chief Executive Officer


Date: February 14, 2003        /s/ Derrell W. Chapman
                               ----------------------
                               Derrell W. Chapman
                               Executive Vice President, Chief Financial Officer
                               and Chief Operating Officer







                                    30 of 30