Form 10QSB
period 2003-05-15
EAST TEXAS FINANCIAL SERVICES INC
filed 2003-05-15
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended March 31, 2003

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

                             |X| Yes         |_| No

      The number of shares of the registrant's common stock ($.01 par value) outstanding as of March 31, 2003, was 1,163,887.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 March 31, 2003

                                      INDEX

                                                                        Page No.

Part I - Financial Information

      Item 1.  Financial Statements

           Consolidated Statements of Financial Condition, March 31, 2003
           (Unaudited) and September 30, 2002 ...............................  4

           Consolidated Statements of Income, (Unaudited) six months ended
           March 31, 2003 and March 31, 2002 ................................  5

           Consolidated Statement of Changes in Stockholders' Equity,
           (Unaudited) six months ended March 31, 2003 ......................  6

           Consolidated Statements of Cash Flows, (Unaudited) six months ended
           March 31, 2003, and March 31, 2002 ...............................  7

           Notes to (Unaudited) Consolidated Financial Statements,
           March 31, 2003 ...................................................  9

      Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations ......................................... 16

      Item 3. Controls and Procedures ....................................... 25

Part II - Other Information

      Item 1.  Legal Proceedings ............................................ 26

      Item 2.  Changes In Securities ........................................ 26

      Item 3.  Defaults Upon Senior Securities .............................. 26

      Item 4.  Submission of Matters To a Vote of Security Holders........... 26

      Item 5.  Other Information ............................................ 26

      Item 6.  Exhibits and Reports on Form 8-K ............................. 26

Certifications .............................................................. 27


                                    2 of 29

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 March 31, 2003

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


                                    3 of 29

                       EAST TEXAS FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS                                       March 31, 2003   September 30, 2002
                                                                                  --------------   ------------------
                                                                                            (Unaudited)
Cash and due from banks                                                           $   3,204,205       $   2,561,615
Interest-bearing deposits with banks                                                  5,568,825           2,883,189
Interest-earning time deposits with financial institutions                                    0             300,000
Federal funds sold                                                                    1,123,147             599,698
Investment securities available-for-sale                                                411,815             516,443
Investment securities held-to-maturity (estimated market value of $8,158,382
     at March 31, 2003, and $10,134,910 at September 30, 2002)                        7,702,687           9,723,716
Mortgage-backed securities available-for-sale                                         4,080,097          20,144,942
Mortgage-backed securities held-to-maturity (estimated market value of
     $56,964,203 at March 31, 2003 and $30,822,859 at September 30, 2002)            56,710,839          30,591,248
Loans receivable, net of allowance for credit losses of $822,572 at March
     31, 2003 and $756,566 at September 30, 2002                                    121,843,592         137,182,965
Accrued interest receivable                                                           1,149,251           1,324,440
Federal Home Loan Bank stock, at cost                                                 4,648,700           4,588,500
Premises and equipment                                                                2,807,033           2,868,435
Foreclosed assets, net                                                                  374,868             394,210
Goodwill, net                                                                         2,170,381           2,170,381
Mortgage servicing rights                                                               386,800             255,269
Cash value of life insurance owned                                                    3,677,046                   0
Other assets                                                                          2,386,012           1,605,326
                                                                                  -------------       -------------

Total Assets                                                                      $ 218,245,298       $ 217,710,377
                                                                                  =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
       Noninterest deposits                                                       $   3,636,467       $   3,900,913
       Interest-bearing deposits                                                    108,973,445         103,567,616
                                                                                  -------------       -------------
           Total deposits                                                           112,609,912         107,468,529

       FHLB advances                                                                 82,416,020          86,312,294
       Advances from borrowers for taxes and insurance                                  240,809           1,033,717
       Federal income taxes
           Current                                                                      (53,308)            847,781
           Deferred                                                                     491,176             493,953
       Accrued expenses and other liabilities                                         2,636,848           2,271,637
                                                                                  -------------       -------------
           Total liabilities                                                        198,341,457         198,427,911
                                                                                  -------------       -------------
Stockholders' equity:
       Preferred stock, $0.01 par value, 500,000 shares authorized, none outstanding
       Common stock, $0.01 par value, 5,500,000 shares authorized, 1,884,492
         shares issued and 1,163,887 outstanding                                         18,845              18,845
       Additional paid-in-capital                                                    12,525,303          12,525,303
       Unearned employee stock ownership plan shares                                   (170,716)           (170,716)
       Retained earnings (substantially restricted)                                  16,645,095          16,035,441
       Accumulated other comprehensive income                                          (264,516)           (259,125)
       Treasury stock, 720,605 shares at cost                                        (8,850,170)         (8,867,282)
                                                                                  -------------       -------------

           Total stockholder's equity                                                19,903,841          19,282,466
                                                                                  -------------       -------------

Total liabilities and stockholders' equity                                        $ 218,245,298       $ 217,710,377
                                                                                  =============       =============

The accompanying notes are an integral part of the consolidated financial statements.


                                    4 of 29

                       EAST TEXAS FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three Months                  Six Months
                                                           Ended March 31,              Ended March 31,
                                                          2003          2002           2003          2002
                                                      -----------   -----------    -----------   -----------
INTEREST INCOME
     Loans receivable:
       First Mortgage                                 $ 1,426,918   $ 1,597,670    $ 2,857,775   $ 3,157,844
       Consumer and other loans                           920,360       867,946      1,921,123     1,650,886
     Securities available-for-sale:
       Investment securities                               34,918        42,346         73,809       126,173
       Mortgage-backed securities                          14,340       104,106         68,613       372,668
     Securities held-to-maturity:
       Investment securities                              121,014       154,181        246,826       309,260
       Mortgage-backed securities                         456,844       496,414        850,305     1,023,377
     Deposits with banks:                                  41,423        10,718         71,169        27,529
                                                      -----------   -----------    -----------   -----------

           Total interest income                        3,015,817     3,273,381      6,089,620     6,667,737
                                                      -----------   -----------    -----------   -----------

INTEREST EXPENSE

     Deposits                                             834,331     1,010,237      1,711,333     2,224,652
     FHLB advances                                        609,526       649,423      1,262,543     1,332,433
                                                      -----------   -----------    -----------   -----------

       Total interest expense                           1,443,857     1,659,660      2,973,876     3,557,085
                                                      -----------   -----------    -----------   -----------
       Net interest income before provision for         1,571,960     1,613,721      3,115,744     3,110,652
         loan losses

     Provision for loan losses                            276,253       101,438        399,896       111,197
                                                      -----------   -----------    -----------   -----------

       Net interest income after  provision for
         loan losses                                    1,295,707     1,512,283      2,715,848     2,999,455
                                                      -----------   -----------    -----------   -----------

NONINTEREST INCOME
     Gain (loss) on sale of interest-earning assets       146,012        43,639        357,534       452,173
     Loan origination and commitment fees                  23,622        33,506         43,487        82,995
     Loan servicing fees                                   14,062       (23,197)        19,807       (59,318)
     Other                                                212,392        81,560        394,176       198,028
                                                      -----------   -----------    -----------   -----------

       Total noninterest income                           396,088       135,508        815,004       673,878
                                                      -----------   -----------    -----------   -----------

NONINTEREST EXPENSE
     Compensation and benefits                            732,087       653,324      1,477,254     1,290,095
     Occupancy and equipment                               89,064       114,668        195,748       221,907
     SAIF deposit insurance premium                         5,173         5,279          9,696        10,473
     Foreclosed assets, net                                24,235        20,235         91,747        35,231
     Other                                                379,673       274,267        614,544       531,374
                                                      -----------   -----------    -----------   -----------

       Total noninterest expense                        1,230,232     1,067,773      2,388,989     2,089,080
                                                      -----------   -----------    -----------   -----------

Income (loss) before provision for income taxes           461,563       580,018      1,141,863     1,584,253

Income tax expense (benefit)                              166,559       210,277        413,626       561,346
                                                      -----------   -----------    -----------   -----------

NET INCOME (LOSS)                                     $   295,004   $   369,741    $   728,237   $ 1,022,907
                                                      ===========   ===========    ===========   ===========


Earnings per common share                             $      0.26   $      0.33    $      0.64   $      0.91
Earnings per common share - assuming dilution                0.25          0.32           0.62          0.90

The accompanying notes are an integral part of the consolidated financial statements.


                                    5 of 29

                       EAST TEXAS FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                       Common         Additional        Retained
Balance at September 30, 2002           Stock      Paid-in Capital      Earnings    Treasury Stock
                                    --------------------------------------------------------------
                                    $      18,845   $  12,525,303   $  16,035,441    $  (8,867,282)
Comprehensive income:
   Net Income                                                       $     728,237
   Net change in unrealized gain
     (loss) on securities
     available-for-sale net of
     deferred taxes

     Total comprehensive income

Stock Options Exercised                                             $      (2,350)   $      17,112

Cash dividends of $0.10 per share                                   $    (116,233)
                                    -------------   -------------   -------------    -------------

Balance March 31, 2003              $      18,845   $  12,525,303   $  16,645,095    $  (8,850,170)
                                    =============   =============   =============    =============


                                    Net Unearned
                                    Employee Stock   Other Accumulated
                                    Ownership Plan     Comprehensive
Balance at September 30, 2002           Shares            Income            Total
                                  ---------------------------------------------------
                                  $    (170,716)     $    (259,125)     $  19,282,466
Comprehensive income:
   Net Income                                                           $     728,237
   Net change in unrealized gain
     (loss) on securities
     available-for-sale net of
     deferred taxes                                  $      (5,391)     $      (5,391)
                                                                        -------------
     Total comprehensive income                                         $     722,846

Stock Options Exercised                                                 $      14,762

Cash dividends of $0.10 per share                                       $    (116,233)
                                  -------------      -------------      -------------

Balance March 31, 2003            $    (170,716)     $    (264,516)     $  19,903,841
                                  =============      =============      =============

The accompanying notes are an integral part of the consolidated financial statements.


                                    6 of 29

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             For the Six Months Ended
                                                                                                     March 31,
                                                                                               2003            2002
                                                                                          -------------    -------------
Cash flows from operating activities:
     Net income                                                                           $     728,237    $   1,022,907
     Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of deferred loan origination fees                                            (4,888)          (1,808)
       Amortization of premiums and discounts on investment securities, mortgage-backed
           securities, and loans                                                                245,875           (7,839)
       Amortization of mortgage servicing rights                                                 52,558          121,324
       Depreciation                                                                              85,225           79,427
       Provision for loan losses                                                                399,896          111,197
       Stock dividends on FHLB stock                                                            (60,200)         (64,800)
       Increase in cash value of life insurance                                                 (77,046)               0
       Net (gain) loss on sale of:
           Loans held for sale                                                                 (173,445)         (56,327)
           Fixed assets                                                                          (3,090)           8,287
           Foreclosed assets                                                                     85,878           19,943
           Interest earning assets                                                                    0         (325,503)
       Proceeds from loan sales                                                              11,920,376        6,589,095
       Originations of loans held for sale                                                  (11,746,931)      (6,532,768)
       (Increase) decrease in
           Accrued interest receivable                                                          175,189          (15,544)
           Other assets                                                                        (780,686)         831,252
       Increase (decrease) in:
           Accrued expenses and other liabilities                                               365,211           (8,851)
           Federal income tax payable                                                          (901,089)         510,580

                                                                                          -------------    -------------
Net cash provided (used) by operating activities                                                311,070        2,280,572
                                                                                          -------------    -------------

                                   (Continued)


                                    7 of 29

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             For the Six Months Ended
                                                                                                     March 31,
                                                                                               2003            2002
                                                                                          -------------    -------------
Cash flows from investing activities
     Net (increase) decrease in interest-earning time deposits                                  300,000          300,000
     Net (increase) decrease in fed funds sold                                                 (523,449)        (340,353)
Activity in securities available-for-sale
     Proceeds from sales                                                                              0        6,308,899
     Proceeds from maturities and calls                                                         100,000           25,000
     Purchases                                                                                        0       (2,000,000)
Activity in securities held-for-maturity
     Proceeds from maturities and calls                                                       2,000,000                0
Activity in mortgage-backed securities available-for-sale
     Principal payments                                                                      15,982,580       11,177,578
     Purchases                                                                                        0       (6,522,879)
Activity in mortgage-backed securities held-to-maturities
     Principal payments                                                                      22,130,222       12,842,999
     Purchases                                                                              (48,395,934)      (7,627,398)
Purchases of Bank Owned Life Insurance                                                       (3,600,000)               0
Net (increase)decrease in loans                                                              14,487,410      (16,946,517)
Proceeds from sale of foreclosed assets                                                         391,882          182,240
Proceeds from the sale of fixed assets                                                            3,090                0
Capitalized acquisition costs related to foreclosed assets                                      (14,388)          (2,974)
Expenditures for premises and equipment                                                         (10,898)         (37,553)
Origination of mortgage servicing rights                                                       (184,089)         (70,344)
                                                                                          -------------    -------------
Net cash provided (used) by investing activities                                              2,666,426       (2,711,302)
                                                                                          -------------    -------------

Cash flows from financing activities:
Net increase (decrease) in:
       Deposits                                                                               5,141,382       (8,861,523)
       Advances from borrowers                                                                 (792,908)        (860,437)
     Proceeds from advances from Federal Home Loan Bank                                     222,000,000      354,000,000
     Payment of advances from Federal Home Loan Bank                                       (225,896,274)    (345,347,301)
     Exercise  of Stock Options                                                                  14,762                0
     Dividends paid to stockholders                                                            (116,232)        (116,232)
                                                                                          -------------    -------------
Net cash provided (used) by financing activities                                                350,730       (1,185,493)
                                                                                          -------------    -------------

Net increase (decrease) in cash and cash equivalents                                          3,328,226       (1,616,223)

Cash and cash equivalents at beginning of the period                                          5,444,804        4,838,011
                                                                                          -------------    -------------

                                                                                          =============    =============
Cash and cash equivalents at end of the period                                            $   8,773,030    $   3,221,788
                                                                                          =============    =============

Supplemental disclosure:
     Cash paid for:
       Interest on deposits                                                               $     896,209    $   1,499,090
       Interest on FHLB advances and other borrowed funds                                     1,262,543        1,332,433
       Income taxes                                                                           1,314,716           25,380

     Transfers from loans to real estate and other assets acquired through
       foreclosures                                                                           1,023,077          415,923
     Loans made to facilitate the sale of foreclosed assets                                     216,736          128,187
     Transfer of foreclosed assets to fixed assets                                               12,925                0

The accompanying notes are an integral part of the financial statements.


                                    8 of 29

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003

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

NOTE 2 - EARNINGS PER SHARE

Earnings per common share for the three months and the six months ended March 31, 2003 and 2002, has been computed based on net income divided by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2003 and 2002, the weighted average number of shares outstanding totaled 1,137,138 and 1,123,979 shares, respectively. For the six months ended March 31, 2003 and 2002, the weighted average number of shares outstanding totaled 1,136,970 and 1,123,979 shares respectively.

Earnings per common share - assuming dilution, for the three months and six months ended March 31, 2003 and 2002, has been computed based on net income divided by the weighted average number of common shares outstanding. In addition, it includes the effects of all dilutive potential common shares that were outstanding during the period. For the three months ended March 31, 2003 and 2002, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,177,207 and 1,150,703 shares, respectively. For the six months ended March 31, 2003 and 2002, the weighted average number of share outstanding for earnings per share - dilution totaled 1,172,163 and 1,113,079 shares, respectively.

For both earnings per share and earnings per common share - assuming dilution and as prescribed by the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employer's Accounting for Employees Stock Ownership Plans, the weighted average number of shares outstanding does not include unallocated Employee Stock Ownership Plan ("ESOP") shares.

See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three-month and six-month periods ended March 31, 2003 and 2002.


                                    9 of 29

NOTE 3 - SECURITIES

The carrying values and estimated market values of investment securities available-for-sale as of March 31, 2003, by type of security are as follows:

                    Principal         Unamortized          Unearned           Unrealized            Carrying
                     Balance            Premiums           Discounts          Gain/(Loss)            Value
                 -------------       -------------       -------------       -------------       -------------
Municipal bonds  $     390,000                  -0-      $       1,774       $      23,589       $     411,815
                 -------------       -------------       -------------       -------------       -------------

                 $     390,000       $          -0-      $       1,774       $      23,589       $     411,815
                 -------------       -------------       -------------       -------------       -------------

The amortized cost and estimated market values of investment securities held-to-maturity as of March 31, 2003, are as follows:

                                                          Gross               Gross             Estimated
                                    Amortized           Unrealized          Unrealized           Market
                                       Cost               Gains               Losses              Value
                                  -------------       -------------       -------------       -------------
Debt securities:

U. S. government agency           $   1,490,069       $      40,711       $          -0-      $   1,530,780

Corporate Debt                        6,212,618             414,984                  -0-          6,627,602
                                  -------------       -------------       -------------       -------------

      Total debt securities       $   7,702,687       $     455,695       $          -0-          8,158,382
                                  -------------       -------------       -------------       -------------

The amortized cost and estimated market values of investment securities held-to-maturity as of March 31, 2003, by contractual maturity are shown below:

                                                                     Estimated
                                                 Amortized             Market
                                                   Cost                Value
                                               -------------       -------------

      Due in one year through two years        $   1,000,000       $   1,006,562

      Due in two years through three years           998,719           1,062,656

      Due in three years through six years         2,557,554           2,683,125

      Due after six years                          3,146,414           3,406,039
                                               -------------       -------------

               Total debt securities           $   7,702,687       $   8,158,382
                                               -------------       -------------


                                    10 of 29

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of March 31, 2003, by type of security are as follows:

                       Principal         Unamortized          Unearned           Unrealized            Carrying
                        Balance            Premiums           Discounts          Gain/(Loss)            Value
                    -------------       -------------       -------------       -------------       -------------
Fixed Rate          $     517,525       $          -0-      $         981       $      22,145       $     538,689

Adjustable Rate         3,486,122               6,139                 918              50,065           3,541,408
                    -------------       -------------       -------------       -------------       -------------

                    $   4,003,647       $       6,139       $       1,899       $      72,210       $   4,080,097
                    -------------       -------------       -------------       -------------       -------------

The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of March 31, 2003, by type of security are as follows:

                                                                                                       Estimated
                       Principal         Unamortized          Unearned           Unrealized            Carrying
                        Balance            Premiums           Discounts          Gain/(Loss)            Value
                    -------------       -------------       -------------       -------------       -------------
Fixed Rate          $  27,849,724       $     141,922       $       3,487       $  27,988,159       $  28,293,840

Adjustable Rate        28,025,548             697,133                   1          28,722,680          28,670,363
                    -------------       -------------       -------------       -------------       -------------

                    $  55,875,272       $     839,055       $       3,488       $  56,710,839       $  56,964,203
                    -------------       -------------       -------------       -------------       -------------


                                    11 of 29

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

      Balance, September 30, 2001                                       151,776
           Granted                                                           -0-
           Exercised                                                         -0-
           Forfeited and expired                                             -0-
                                                                        -------

      Balance, September 30, 2002                                       151,776
           Granted                                                           -0-
           Exercised                                                      1,567
           Forfeited and expired                                             -0-
                                                                        -------

      Balance, March 31, 2003                                           150,209
                                                                        =======

Options exercisable at March 31, 2003 under stock option plan           148,710
                                                                        =======
Shares available for future grants                                       22,662
                                                                        =======


                                    12 of 29

NOTE 5 - ADVANCES FROM FEDERAL HOME LOAN BANK

The outstanding advances from the FHLB consisted of the following at March 31, 2003:

        Maturity            Balance           Rate
      ------------      ---------------    ----------

        04/07/03         $   2,000,000       1.21%
        04/07/03         $  22,000,000       1.30%
        09/01/03         $     276,669       6.25%
        12/01/03         $   1,000,000       3.12%
        12/05/03         $   5,000,000       3.57%
        12/05/03         $   2,000,000       1.66%
        02/12/04         $   5,000,000       2.09%
        02/15/04         $     100,000       6.01%
        05/18/04         $   5,000,000       1.95%
        09/10/04         $   2,000,000       1.40%
        11/30/04         $   1,000,000       3.93%
        12/31/04         $     224,070       6.09%
        01/03/05         $      42,538       6.03%
        02/15/05         $     100,000       6.04%
        03/10/05         $   2,000,000       1.58%
        06/06/05         $   3,000,000       2.83%
        09/12/05         $   2,000,000       1.95%
        02/15/06         $     150,000       6.05%
        03/10/06         $   2,000,000       2.20%
        04/11/11         $   5,000,000       3.73%
        04/11/11         $   5,000,000       3.91%
        04/11/11         $   5,000,000       4.25%
        06/07/11         $   5,000,000       4.38%
        01/01/13         $     376,052       6.09%
        01/01/13         $     357,526       6.13%
        02/01/13         $     354,451       5.91%
        03/03/14         $     613,016       5.45%
        04/01/14         $     595,385       5.97%
        05/01/14         $     809,355       5.66%
        06/01/14         $     619,045       5.90%
        07/01/14         $     576,018       6.38%
        08/01/14         $     418,816       6.37%
        09/01/14         $     531,525       6.59%
        10/01/14         $     467,062       6.86%
        11/03/14         $   1,152,450       6.77%
        12/01/14         $     393,747       6.57%
        01/01/15         $     258,294       6.73%
                        --------------
                         $  82,416,020

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by all stock and deposit accounts in the FHLB, mortgage collateral, securities collateral, and other collateral.


                                    13 of 29

NOTE 6 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Company's allowance for loan losses.

                                             Six Months Ended    Three Months Ended     Three Months Ended
                                              March 31, 2003       March 31, 2003       December 31, 2002
                                              -------------         -------------         -------------
                                               (Dollars in           (Dollars in           (Dollars in
                                                Thousands)            Thousands)             Thousands)
Balance at beginning of period                $         757         $         775         $         757

Charge-offs:
   One- to four-family                                    0                     0                     0
   Consumer and other loans                            (411)                 (263)                 (148)
                                              -------------         -------------         -------------
       Total charge-offs                               (411)                 (263)                 (148)
                                              -------------         -------------         -------------

Recoveries:
   One- to four-family                                    0                     0                     0
   Consumer and other loans                              77                    35                    42
                                              -------------         -------------         -------------
       Total recoveries                                  77                    35                    42
                                              -------------         -------------         -------------


Net (charge-offs)/recoveries                           (334)                 (228)                 (106)

Additions charged to income                             400                   276                   124
                                              -------------         -------------         -------------

Balance at end of period                      $         823         $         823         $         775
                                              =============         =============         =============

Ratio of net charge-offs/recoveries
     during the period to average loans
     outstanding during the period                    (0.26)%               (0.18)%               (0.08)%
                                              =============         =============         =============

Ratio of net charge-offs/recoveries
     during the period to average
     non-performing assets                           (14.76)%               (8.85)%               (5.33)%
                                              =============         =============         =============

The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                           March 31, 2003                                 September 30, 2002
                           -------------------------------------------        --------------------------------------------
                                                             Percent                                            Percent
                                                               Of                                                  Of
                                             Gross          Loans In                             Gross           Loans
                                              Loan            Each                               Loan           In Each
                           Amount of         Amounts        Category           Amount of        Amounts         Category
                           Loan Loss           by            To Total          Loan Loss          by            To Total
                           Allowance        Category          Loans            Allowance        Category          Loans
                          ----------       ----------       ----------        ----------       ----------       ----------
                                    (Dollars in Thousands)                                (Dollars in Thousands)
One- to four-family       $      113       $   48,124            38.41%       $      108       $   61,396            43.07%
Other residential                  0            3,510             2.80                 0            2,679             1.88
Home equity and
   Improvement                     4           14,367            11.47                 2           10,845             7.61
Non-residential                    0           16,844            13.45                 0           17,185            12.05
Construction                      14            5,982             4.78                 9            8,592             6.03
Commercial and
   Consumer                      186           36,449            29.09               272           41,845            29.36
Unallocated                      506                0                0               366                0             0.00
                          ----------       ----------       ----------        ----------       ----------       ----------
   Total                  $      823       $  125,276           100.00%       $      757       $  142,542           100.00%
                          ==========       ==========       ==========        ==========       ==========       ==========


                                    14 of 29

NOTE 7 - BANK OWNED LIFE INSURANCE

During the six months ended December 31, 2002, the Association elected to make an investment in Bank Owned Life Insurance ("BOLI"). The BOLI purchase was made with excess cash that was held by the Association that would have otherwise been invested in securities. The purpose of the BOLI investment is to increase earnings and thereby offset increased compensation and benefit expenses associated with the Association's defined benefit pension plan, medical insurance benefits, and other similar expenses. A total BOLI purchase of approximately $3.6 million in premiums was invested with two separate life insurance companies. The premiums are invested in the general assets of the life insurance companies. Crediting rates are set by the life insurance companies and are based on the overall performance of the assets under management by the insurance company. Earnings on the policies are tax deferred for the life of the insured under Internal Revenue Service guidelines. As part of the BOLI purchase, the Association identified 17 key employees that were given an opportunity to participate in the program. The $3.6 million in BOLI premiums were divided among the 17 participants and life insurance contracts were purchased on the 17 individual employees. All participants in the program were given an opportunity to decline to participate in the program. The Association is the owner and the beneficiary of the life insurance contracts. As part of the BOLI program, the Association expects to enter into separate death benefit agreements with the 17 employees. The death benefit agreements provide for a lump-sum payment to the participant's beneficiary in the event of the death of the participant while employed by the Association and, in certain instances, beyond the participant's employment with the Association. The Association worked in conjunction with the Meyer-Chatfield Company, a firm specializing in compensation and benefits consulting, to design and implement the BOLI program. Meyer-Chatfield assisted the Association in its due diligence efforts in analyzing prospective insurance carriers and in the Association's efforts to comply with all regulatory and legal aspects of the BOLI program. The Association also employed legal counsel with expertise in compensation and benefit planning and BOLI transactions to adopt board of director resolutions and draft the employee death benefit agreements.


                                    15 of 29

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 March 31, 2003



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

FINANCIAL CONDITION

Total assets were $218.2 million at March 31, 2003, a $535,000 increase from the $217.7 million reported at September 30, 2002, the Company's most recent fiscal year end. The increase in total assets was the result of a $26.1 million increase in mortgage-backed securities held-to-maturity, a $3.7 million increase in cash value of life insurance owned, and a $2.7 million increase in interest bearing deposits with banks. [See Note 7 for a discussion of the cash value of life insurance owned.] The increases were partially offset by a $16.1 million decrease in mortgage-backed securities available-for-sale, a $15.3 million decrease in loans receivable, and a $2.0 million decrease in investment securities held-to-maturity.

The changes in the composition of the balance sheet were primarily related to an increase in cash flow from the Company's mortgage loan portfolio and mortgage-backed securities portfolio. With continued lower interest rates, the Company continued to receive significant amounts of cash flow from these portfolios as customers refinanced existing mortgage loans. Also, the Company sold into the secondary market the majority of the loans it originated or refinanced. With the cash flow from its mortgage-backed securities portfolio increasing as the loans underlying those securities are refinanced, the Company expects to continue to receive significant amounts of cash to reinvest.


                                    16 of 29

The overall result could be a continued reduction in the Company's loan portfolio balance outstanding and an increase in the investment portfolio or the mortgage-backed securities portfolio at rates that are lower than those currently in the portfolio.

At March 31, 2003, loans receivable totaled $121.8 million, a decrease of $15.3 million or 11.2% from the $137.2 million at September 30, 2002. The decrease in loans receivable was primarily the result of the Company's decision to sell the majority of its one- to four-family loans into the secondary market. In addition, the Company elected to tighten the underwriting standards and loan-to-value limits on its indirect auto lending program which decreased the production of these type of loans.

Interest bearing deposits with banks increased to $5.6 million at March 31, 2003, a $2.7 million increase from the $2.9 million reported at September 30, 2002. The increase was due to the additional cash flow from the Company's loans receivable and mortgage-backed securities portfolios as discussed above. The Company expects to systematically reinvest any excess cash flow into various investment and mortgage-backed securities.

Investment securities held-to-maturity were reported as $7.7 million at March 31, 2003, a decrease of $2.0 million from the $9.7 million reported at September 30, 2002. The decrease was the result of the maturity of securities during the six months ended March 31, 2003. At March 31, 2003, this portfolio consisted of approximately $1.5 million of debt issued by governmental agencies such as Federal National Mortgage Corporation, Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank System, and approximately $6.2 million of corporate debt securities. All securities in the portfolio are fixed rate and term.

Mortgage-backed securities available-for-sale totaled $4.1 million at March 31, 2003, a decrease of $16.1 million from the $20.1 million at September 30, 2002. The decrease was primarily the result of principle repayments on the securities during the six months ended March 31, 2003, due to the refinancing activity previously discussed.

Mortgage-backed securities held-to-maturity portfolio totaled $56.7 million at March 31, 2003, an increase of $26.1 million from the $30.6 million reported at September 30, 2002. The increase was primarily due to additional securities added to the portfolio, during the six months ended March 31, 2003.

Total deposits were $112.6 million at March 31, 2003, a $5.1 million increase from the $107.5 million reported at September 30, 2002. The increase was primarily the result of increases in certificate of deposit balances as the Company paid competitive interest rates on renewing certificates of deposit during the period.

The Company reported $82.4 million in borrowed funds at March 31, 2003, a decrease of $3.9 million from the $86.3 million reported at September 30, 2002. The decrease was primarily due to the Company's decision to reduce its reliance on short term advances from the FHLB and to replace them with longer term certificates of deposits.

Stockholder's equity totaled $19.9 million at March 31, 2003, an increase of $621,000 from the $19.3 million reported at September 30, 2002. The increase was primarily attributable to a net increase in retained earnings of $610,000. The increase in retained earnings was due to the $728,000 in net income less $116,000 in cash dividends paid during the six months ended March 31, 2003.

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


                                    17 of 29

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

General. Net income for the three months ended March 31, 2003 was $295,000 or $.26 per share and $.25 per share assuming - dilution, a decrease of $75,000 from the $370,000, or $.33 per share and $.32 per share - assuming dilution, reported for the three months ended March 31, 2002. The decrease in net income was attributable to a $217,000 decrease in net interest income after provision for loan losses. Approximately $175,000 of the decline in net interest income after provision for loan losses was attributable to additional provisions for loan losses and $42,000 was due to a decline in net interest income before provision for loan losses. The decrease in net income was also partially due to a $119,000 increase in noninterest expense. Noninterest income increased by $217,000 and income tax expense decreased by $44,000.

Net Interest Income. For the quarter ended March 31, 2003, net interest income before provision for loan losses totaled $1.6 million, a decrease of $42,000 from the $1.6 million reported for the quarter ended March 31, 2002. On an annualized basis, the $1.6 million in net interest income for the current quarter was approximately 3.09% of average interest-earning assets and 2.88% of average total assets. For the quarter ended March 31, 2002, the $1.6 million in net interest income before provisions for loan losses was approximately 3.21% of average interest-earning assets and 3.07% of average total assets. Average interest-earning assets were approximately $203.3 million for the quarter ended March 31, 2003, compared to $200.8 million for the quarter ended March 31, 2002.

Total interest income was $3.0 million for the quarter ended March 31, 2003, compared to $3.3 million for the quarter ended March 31, 2002. The decrease in total interest income was primarily due to a $171,000 decline in interest on first mortgage loans receivable. The decline in interest on first mortgage loans receivable was due to an overall decline in the balance in the portfolio as the Company elected to sell the majority of its mortgage loan production during the past year. Also, the decline in yields on the loans that were placed into the mortgage loan portfolio during the year contributed to the overall decrease in interest income on mortgage loans. However, interest on consumer and other loans increased by $52,000 to $920,000 for the three months ended March 31, 2003 from $868,000 for the three months ended March 31, 2002. The increase in interest income on consumer and other loans was due to the increased balances in the consumer and other loan portfolio during the past year. In addition, interest rates on these types of loans are not as sensitive to overall movements in the general level of interest rates, which allowed the Company to continue to originate and place into the loan portfolio loans with higher yields than those available on mortgage loans.

The decrease in total interest income was also due to a $129,000 decrease in interest income on the Company's mortgage-backed securities portfolio. The decline in income was due to a decrease in the average yield in the portfolio. The Company placed excess cash flow into the portfolio at yields that were lower than maturing or prepaying securities ands loans.

Interest income on loans receivable was $2.3 million for the quarter ended March 31, 2003, compared to $2.5 million for the quarter ended March 31, 2002. On an annualized basis, the $2.3 million was approximately 7.44% of average loans receivable balances outstanding for the quarter ended March 31, 2003, compared to approximately 7.73% for the quarter ended March 31, 2002. The decrease in total interest income on the loan portfolio was primarily the result of a decrease in one- to four-family real estate loan balances, as previously discussed. The overall decline in interest rates over the past 12 months and the refinance of mortgage loans held in portfolio contributed to the decline in overall yield on the loan portfolio.

Interest income from mortgage-backed securities available-for-sale totaled $14,000 for the quarter ended March 31, 2003, compared to $104,000 for the quarter ended March 31, 2002. The decrease in income was due to a decline in the balance of the portfolio from $22.6 million at March 31, 2002 to $4.1 million at March 31, 2003, as the Company directed cash flow from this portfolio into other investments.

Interest income from the investment securities held-to-maturity portfolio was $121,000 for the quarter ended March 31, 2003, compared to $154,000 for the quarter ended March 31, 2002. The decrease in income from the portfolio was primarily due to a decline in the balance of the portfolio.


                                    18 of 29

Interest income on mortgage-backed securities held-to-maturity totaled $457,000 for the quarter ended March 31, 2003, a decrease of $39,000 from the $496,000 reported for the quarter ended March 31, 2002. The decrease was due primarily to a decline of the overall yield of the portfolio, despite an increase in the balance in the portfolio from $30.7 million at March 31, 2002 to $56.7 million at March 31, 2003. As previously discussed, the Company received excessive amounts of cash flow from its mortgage loans receivable and mortgage related securities portfolios during the past year. The Company chose to reinvest the majority of this excess cash flow into mortgage-backed securities held-to-maturity. The new securities were at substantially lower, primarily adjustable, rates than those previously held in the portfolio. The result was an overall decline in the yield and an overall decrease in interest income on the portfolio.

Interest paid to depositors totaled $834,000 for the quarter ended March 31, 2003, a decrease of $176,000 from the $1.0 million reported for the quarter ended March 31, 2002. On an annualized basis, the $834,000 in interest expense on deposits was approximately 3.07% of interest bearing deposits for the quarter ended March 31, 2003.

Interest on FHLB advances was $610,000 for the quarter ended March 31, 2003, compared to $649,000 for the quarter ended March 31, 2002. The decrease in interest expense was primarily the result of declining interest rates during the past year. At March 31, 2002, the Company had approximately $36.5 million in advances which re-priced approximately every 30 days. As short-term interest rates declined in 2002, the Company benefited from an overall lower cost of borrowing as the rate of interest on the advances declined substantially. For the three months ended March 31, 2003, the weighted average rate on FHLB advances was approximately 2.95%.

Provision for Loan Losses. The Company made $276,000 in provision for loan losses for the quarter ended March 31, 2003, compared to $101,000 for the quarter ended March 31, 2002. The increase was directly related to the losses in the Company's indirect automobile lending program. [See "Asset Quality"]

Noninterest Income. Non-interest income totaled $396,000 for the quarter ended March 31, 2003, compared to $136,000 for the quarter ended March 31, 2002. The increase was due to a $102,000 increase in gains on sales of interest earning assets from $44,000 for the quarter ended March 31, 2002 to $146,000 for the quarter ended March 31, 2003. The Company elected to sell the majority of its one- to four-family loan production into the secondary market during 2002 and 2003. The result was an increase in gains on the sale of loans for the quarter ended March 31, 2003, compared to the same period in 2002.

Other noninterest income was reported as $212,000 for the three months ended March 31, 2003, an increase of $131,000 from the $82,000 reported for the three months ended March 31, 2002. Approximately $47,000 of the increase was from income earned on the Company's Bank Owned Life Insurance. [See "Note 7"] The remainder of the increase was from other increases in loan fee income and other miscellaneous fees.

Noninterest Expense. Noninterest expense was $1.2 million for the quarter ended March 31, 2003, an increase of $119,000 from the $1.1 million for the quarter ended March 31, 2002. The increase in noninterest expense was primarily the result of a $79,000 increase in compensation and benefits expense, mainly associated with the Company's defined benefit pension plan and normal increases in employee compensation. The increase in defined benefit plan expense was due to the performance of plan assets in 2000 and 2001 and the additional employees gained in the Gilmer acquisition. Approximately two-thirds of the assets in the defined benefit plan trust are invested in various equity mutual funds. As the overall equity market declined in 2000 and 2001, the value of the assets in the plan decreased. The result was, on an actuarial basis, an increase in the pension plan expense to offset the decrease in the value of the plan assets. In addition, other noninterest expense increased by $105,000 to $380,000 for the three months ended March 31, 2003, compared to $274,000 for the three months ended March 31, 2002. The increase in other noninterest expense was due to a general increase for items such as legal expense, data processing expense, and other expenses.

Provision for Income Taxes. The Company incurred federal income tax expense of $167,000 or 36.1% or pre-tax income for the quarter ended March 31, 2003, compared to $210,000 or 36.3% or pre-tax income for the quarter ended March 31, 2002.


                                    19 of 29

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

General. For the six months ended March 31, 2003, the Company reported net income of $728,000 or $.64 per common share and $.62 per common share - assuming dilution, compared to $1.0 million or $.91 per common share and $.90 per common share - assuming dilution for the six months ended March 31, 2002. The decrease in net income was due to a $284,000 decrease in net interest income after provisions for loan losses and a $256,000 increase in noninterest expense. These were partially offset by a $148,000 decrease in income tax expense and a $97,000 increase in noninterest income.

Net Interest Income. For the six months ended March 31, 2003, net interest income before provisions for loan losses totaled $3.1 million, unchanged from the $3.1 million reported for the six months ended March 31, 2002. On an annualized basis, the $3.1 million in net interest income before provisions for loan losses for the current period was approximately 3.05% of average interest earning assets and 2.86% of average total assets. For the six months ended March 31, 2002, the $3.1 million in net interest income before provisions for loan losses was, on an annualized basis, approximately 3.10% of average interest earning assets and 2.95% of average total assets. Average interest earning assets were approximately $204.4 million for the six months ended March 31, 2003, compared to $201.1 million for the six months ended March 31, 2002.

Total interest income was $6.1 million or 5.96%, on an annualized basis, of average interest earning assets for the six months ended March 31, 2003, compared to $6.7 million or 6.63% of average interest earning assets for the six months ended March 31, 2002. The decrease was primarily due to a decline in interest on mortgage-backed securities available-for-sale of $304,000, and a decline in interest on mortgage loans of $300,000. The declines in interest income were partially offset by a $270,000 increase in interest income on consumer and other loans.

Interest income on loans receivable totaled $4.8 million for the six months ended March 31, 2003 a decrease of $30,000 from the $4.8 million reported for the six months ended March 31, 2002. The decrease in interest income on loans receivable was due to a $300,000 decline in interest on first mortgage loans as the balance in the Company's one- to four-family portfolio declined. The balance in the one- to four-family portfolio declined as the Company elected to sell the majority of its new loans into the secondary market. Interest on consumer and other loans increased by $270,000 as the Company placed more of these loans into the loan portfolio

Interest income from mortgage-backed securities available-for-sale totaled $69,000 for the six months ended March 31, 2003, compared to $373,000 for the six months ended March 31, 2002. The decrease in income was primarily attributable to a decrease in the balance in the portfolio. The Company elected to direct cash flow from this portfolio into its mortgage-backed securities held-to-maturity portfolio.

Interest income on investment securities held-to-maturity totaled $247,000 for the six months ended March 31, 2003, compared to $309,000 for the six months ended March 31, 2002. The decrease was due primarily to a decline in the balance in the portfolio.

Interest income on mortgage-backed securities held-to-maturity was $850,000 for the six months ended March 31, 2003, compared to $1.0 million for the six months ended March 31, 2002. The decrease in interest income on the portfolio was primarily the result of a decline in the overall yield of the portfolio as the Company redirected cash flow from its loan and other portfolios into this portfolio at lower yields, primarily adjustable rate securities.

Interest expense was $3.0 million for the six months ended March 31, 2003, a decrease of $583,000 from the $3.6 million reported for the six-month period ended March 31, 2002. The decrease was due to a decline in the overall cost of interest bearing deposits, which resulted from continued low interest rates in 2002 and 2003.

Noninterest Income. Noninterest income was $815,000 for the six months ended March 31, 2003, compared to $674,000 for the six months ended March 31, 2002. The increase was attributable to a $196,000 increase in other noninterest income. The increase in other noninterest income was primarily due to a $77,000 increase in Bank Owned Life Insurance income and increases in loan fee income.


                                    20 of 29

Noninterest Expense. Noninterest expense was reported as $2.4 million for the six-month period ended March 31, 2003, a $300,000 increase from the $2.1 million reported for the six months ended March 31, 2002. The increase was primarily attributable to a $187,000 increase in compensation and benefits expense due to additional employees and normal compensation increases. A $56,000 increase in net expenses on foreclosed and repossessed assets accounted for a portion of the increase in noninterest expense. The increase in net expenses on foreclosed and repossessed assets was primarily due to expenses associated with the disposition of repossessed automobiles from the Company's consumer loan portfolio and other repossessed loans.

Provision For Income Taxes. The Company incurred federal income tax expense of $414,000 or 36.2% of pre-tax income for the six months ended March 31, 2003, compared to $561,000 or 35.4% of pre-tax income for the six months ended March 31, 2002.

ASSET QUALITY

At March 31, 2003, the Company's non-performing assets (non-performing loans plus foreclosed assets) totaled $2.8 million or 1.27% of total assets, compared to $1.6 million or .75% of total assets at September 30, 2002. At March 31, 2003, non-performing assets were comprised primarily of non-accruing one- to four-family, consumer and other loans delinquent 90 days or more. It also included three one- to four-family interim construction loans and one commercial real estate loan that were past due 90 or more days and still accruing interest. It also includes foreclosed one- to four-family and foreclosed consumer and other loans.

Non-performing loans at March 31, 2003 equaled $2.4 million or 1.95% of loans receivable, compared to $1.2 million or .90% of loans receivable at September 30, 2002. The increase in non-performing loans was primarily related to the Company's one- to four-family portfolio. The Company attributes the increased number of non-performing one- to four-family loans to a general decline in the economy in its market area. At March 31, 2003, the Company had $490,000 of loans that were contractually past due 90 days or more and for which it was still accruing interest. At March 31, 2003, the Company had no "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditor for Troubled Debt Restructurings", or any other loans for which the Company has information about possible credit problems of borrowers that would cause management to have serious doubts as to the ability of such borrowers to comply with the preset loan repayment terms.

Classified assets totaled $3.3 million or 1.5% of total assets at March 31, 2003, compared to $2.6 million or 1.2% of total assets at September 30, 2002. The increase in classified assets was also due to an increase in past due one- to four-family loans.

Classified assets and non-performing assets differ in that classified assets may include loans less than 90 days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. At March 31, 2003, $3.1 million of classified assets were deemed to be substandard and $177,000 assets were classified as doubtful.

The Company's allowance for loan and lease losses was $823,00 at March 31, 2003, which included $755,000 in general loan loss reserves, $57,000 in specific loan loss reserves, and $11,000 checking account loss reserves. The total allowance was $757,000 at September 30, 2002. The total allowance for loan losses as a percentage of loans receivable equaled 0.67% at March 31, 2003 and 0.55% at September 30, 2002.

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


                                    21 of 29

The historical loss analysis takes into account a period of time that is indicative of the current risks associated with the class of the loan portfolio being analyzed. The balance of loans in each class is reduced for any loans specifically reviewed by the Company and any classified assets, before applying the percentage amounts. The calculated allowance amount for each class is summed together to achieve the estimated allowance for the inherent risk and historical loss component. To determine a final estimate of the allowance for loan losses, the classified asset and inherent risk and historical loss component are summed together. The resulting calculated minimum allowance is compared to the actual balance in the allowance at the end of the period analyzed. A shortfall in the actual amount as compared to the calculated amount is charged against provision for loan losses in the period analyzed in order to bring the allowance up to the minimum calculated amount. Any excess in the actual allowance as compared to the calculated amount may remain in the allowance or may be reduced by applying the overage amount back against the provision for loan losses.

At March 31, 2003, the classified asset component was calculated at $322,000 while the inherent risk and historical loss component was calculated at $438,000. At March 31, 2003, the Company had identified five separate components of the loan portfolio that it deemed necessary to analyze individually under the inherent risk and historical loss component. The five components were mortgage loans, indirect auto loans, sub-prime indirect auto loans, unsecured and miscellaneous collateral consumer loans, and all other non-mortgage loans.

The classified asset component increased by $3,000 during the six months ended March 31, 2003 from approximately $319,000 at September 30, 2002 to $322,000 at March 31, 2003. The inherent risk and historical loss component increased from approximately $209,000 at September 30, 2002 to $438,000 at March 31, 2003. The increase in the inherent risk component was directly related to additional losses in the separate components, primarily associated with the Company's indirect auto lending program. During the six months ended March 31, 2003, the Company has experienced an increase in losses in the indirect lending program. The losses are equally spread between the sub-prime portion of the portfolio and the remainder of the indirect portfolio. The loss ratio for the sub-prime indirect portfolio and the remainder of the indirect portfolio was approximately 2.00% for both portfolios for the six months ended March 31, 2003. These loss rates were applied to the remaining balance in the indirect program to calculate that portion of the minimum allowance for loan and lease losses. The result was a significant increase in the calculated allowance for loan loss at March 31, 2003. The Company did not separate its loan portfolio for allowance for loan loss analysis at September 30, 2002 in the same manner as March 31, 2003. Therefore, no comparison of these specific components can be made at March 31, 2003. Nevertheless, the Company believes that the calculated allowance amounts for its sub-prime indirect auto loan balances and its unsecured and miscellaneous collateral loans have increased over the last six months as evidenced by the actual experience of losses in its loan portfolio.

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

At March 31, 2003, the Company had $57,000 in specific loan loss reserves established, compared to $71,000 at September 30, 2002.

The Company believes that the overall quality of its loan portfolio remains good. However, the Company did record $400,000 in provision for loan losses during the six months ended March 31, 2003, compared to $111,000 for the same period in 2002. [See "Note 6".]


                                    22 of 29

The Company anticipates that the general trend in the level of the allowance for loan loss will be to remain in a range that is close to the current balance in the allowance. By tightening loan-to-value and credit standards on its indirect auto loan program and its unsecured and miscellaneous collateral consumer loans, the Company believes that the balance in such loans will decline over time. The result should be a reduction in the calculated amount of the allowance for loan loss reserves for these specific components. However, the Company can not predict the affect that outside factors such as economic conditions in the Company's market and other factors may have on a borrower's ability to repay their loans. In general, the estimated allowance for loan losses could increase under the classified asset component if the Company experiences an increase in its classified assets. The allowance could increase under the inherent risk and historical loss component if the Company experiences additional losses on its loan portfolio that are charged against the allowance for loan loss account.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits from customers, advances from the FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities, sales of loans and operations.

The Company uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At March 31, 2003, the Company had outstanding commitments to extend credit on approximately $5.7 million of loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $19.9 million at March 31, 2003, an increase of $621,000 from the $19.3 million reported at September 30, 2002. The increase was primarily the result of a $610,000 increase in retained earnings that resulted from the $728,000 net income less $116,000 in cash dividends paid during the six months ended March 31, 2003.

As of March 31, 2003, the Company's reported book value per share, using total stockholders' equity of $19.9 million (net of the cost of unearned ESOP shares) and 1,163,887 outstanding shares of common stock (the total issued shares including unearned ESOP shares, less treasury shares), equaled $17.10 per share. Subsequent to the quarter ended March 31, 2003, the Company announced its intention to pay a cash dividend of $.05 per share on May 7, 2003, to stockholders of record as of May 21, 2003. The Company paid $.10 per share in cash dividends in the six months ended March 31, 2003, which is approximately 19.2% of the $0.26 in reported earnings per share. The Company reported an equity to assets ratio of approximately 9.12% at March 31, 2003.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain non-cumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage-servicing rights, must be deducted from total capital for calculating compliance with this requirement. At March 31, 2003, First Federal had approximately $2.2 million of intangible assets and other required regulatory adjustments that were required to be deducted from total capital.

At March 31, 2003, First Federal had tangible capital of $17.3 million, or 8.02% of adjusted total assets, which is approximately $14.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.


                                    23 of 29

The capital standards also require Tier 1 capital equal to at least 4.0% of adjusted total assets. Tier 1 capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables.

At March 31, 2003, First Federal had Tier 1 capital equal to $17.3 million, or 8.02% of adjusted total assets, which is $8.7 million above the minimum requirement for capital adequacy purposes of 4.0% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8.0% of risk-weighted assets. Total risk-based capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At March 31, 2003, First Federal had no capital instruments that qualify as supplementary capital and $760,000 of loss reserves, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total risk-based capital. First Federal had no such exclusions from capital and assets at March 31, 2003.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight generally, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by a insurer approved by Fannie Mae or Freddie Mac. For certain assets, such as sub-prime indirect automobile lending, the OTS can require a risk-weighting of greater than 100%. The OTS has assigned a risk weighting of 200% to the Company's sub-prime indirect automobile lending program. At March 31, 2003, the Company reported approximately $7.7 million in indirect automobile loans that met the OTS definition of sub-prime.

On March 31, 2003, First Federal had total risk based capital of $18.1 million (including $17.3 million in Tier 1 capital and $760,000 in loan loss reserves) and risk-weighted assets of $127.1 million, or total risk-based capital of 14.2% of risk-weighted assets. This amount was $7.9 million above the 8.0% requirement in effect on that date.

At March 31, 2003, First Federal was also considered a "well capitalized" institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

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


                                    24 of 29

Item 3. Controls and Procedures.

      (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      (b) Changes in Internal Controls: In the fiscal year ended September 30, 2002, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                    25 of 29

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                 MARCH 31, 2003

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

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   The following exhibits are filed herewith:

            Exhibit 11.0 - Computation of Earnings Per Share

      (b)   Reports on Form 8-K

            During the quarter ended March 31, 2003, the Company filed a report on Form 8-K on January 31, 2003 to report the issuance of a press release dated January 31, 2003, announcing a cash dividend for the quarter ending December 31, 2002.


                                    26 of 29

                                 CERTIFICATIONS

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

Date: May 14, 2003

/s/ Gerald W. Free
-------------------------------------
Gerald W. Free
President and Chief Executive Officer


                                    27 of 29

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

Date: May 14, 2003

/s/ Derrell W. Chapman
-------------------------------------------------
Derrell W. Chapman
Executive Vice President, Chief Financial Officer
  and Chief Operating Officer


                                    28 of 29

                                  CERTIFICATION
           (Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

          Each of the undersigned hereby certifies in his capacity as an officer of East Texas Financial Services, Inc. (the "Registrant") that the Quarterly Report of the Registrant on Form 10-QSB for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the consolidated financial condition of the Registrant at the end of such period and the results of operations of the Registrant for such period.

Date: May 14, 2003             /s/ Gerald W. Free
                               -------------------------------------------------
                               Gerald W. Free
                               President and Chief Executive Officer


Date: May 14, 2003             /s/ Derrell W. Chapman
                               -------------------------------------------------
                               Derrell W. Chapman
                               Executive Vice President, Chief Financial Officer
                               and Chief Operating Officer


                                    29 of 29