Form 10QSB
period 2003-06-30
EAST TEXAS FINANCIAL SERVICES INC
filed 2003-08-13
CIK 929646

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended June 30, 2003

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

                           |X| Yes       |_| No

      The number of shares of the registrant's common stock ($.01 par value) outstanding as of June 30, 2003, was 1,171,724.

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  June 30, 2003

                                      INDEX

                                                                        Page No.

Part I - Financial Information

     Item 1.  Financial Statements

         Consolidated Statements of Financial Condition, June 30, 2003
         (Unaudited) and September 30, 2002 ............................................................. 4

         Consolidated Statements of Income, (Unaudited) nine months ended
         June 30, 2003 and June 30, 2002 ................................................................ 5

         Consolidated Statement of Changes in Stockholders' Equity, (Unaudited)
         nine months ended June 30, 2003 ................................................................ 6

         Consolidated Statements of Cash Flows, (Unaudited) nine months ended
         June 30, 2003, and June 30, 2002 ............................................................... 7

         Notes to (Unaudited) Consolidated Financial Statements, June 30, 2003 .......................... 9

     Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .......................................................................... 16

     Item 3.  Controls and Procedures ................................................................... 25

Part II - Other Information

     Item 1.  Legal Proceedings ......................................................................... 26

     Item 2.  Changes In Securities ..................................................................... 26

     Item 3.  Defaults Upon Senior Securities ........................................................... 26

     Item 4.  Submission of Matters To a Vote of Security Holders ....................................... 26

     Item 5.  Other Information ......................................................................... 26

     Item 6.  Exhibits and Reports on Form 8-K .......................................................... 26

Certifications .......................................................................................... 27


                                    2 of 29

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  June 30, 2003

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


                                    3 of 29

                       EAST TEXAS FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                              ASSETS                                      June 30, 2003      September 30, 2002
                                                                          -------------      ------------------
                                                                           (Unaudited)
Cash and due from banks                                                   $   2,448,793        $   2,561,615
Interest-bearing deposits with banks                                          6,310,032            2,883,189
Interest-earning time deposits with financial institutions                            0              300,000
Federal funds sold                                                              808,817              599,698
Investment securities available-for-sale                                        369,930              516,443
Investment securities held-to-maturity (estimated market value of
    $7,221,624 at June 30, 2003, and $10,134,910 at September 30, 2002)       6,696,415            9,723,716
Mortgage-backed securities available-for-sale                                   723,262           20,144,942
Mortgage-backed securities held-to-maturity (estimated market value of $69,201,561 at June 30, 2003 and $30,822,859 at
    September 30, 2002)                                                      69,148,937           30,591,248
Loans receivable, net of allowance for credit losses of $878,471
    at June 30, 2003 and $756,566 at September 30, 2002                     115,960,749          137,182,965
Accrued interest receivable                                                   1,158,883            1,324,440
Federal Home Loan Bank stock, at cost                                         4,677,600            4,588,500
Premises and equipment                                                        2,774,778            2,868,435
Foreclosed assets, net                                                          358,761              394,210
Goodwill, net                                                                 2,170,381            2,170,381
Mortgage servicing rights                                                       435,928              255,269
Cash value of life insurance owned                                            3,725,306                    0
Other assets                                                                  1,678,033            1,605,326
                                                                          -------------        -------------

Total Assets                                                              $ 219,446,605        $ 217,710,377
                                                                          =============        =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Noninterest deposits                                                $   3,418,959        $   3,900,913
      Interest-bearing deposits                                             109,382,457          103,567,616
                                                                          -------------        -------------
         Total deposits                                                     112,801,416          107,468,529

      FHLB advances                                                          83,522,137           86,312,294
      Advances from borrowers for taxes and insurance                           564,697            1,033,717
      Federal income taxes
         Current                                                               (113,604)             847,781
         Deferred                                                               543,301              493,953
      Accrued expenses and other liabilities                                  2,000,374            2,271,637
                                                                          -------------        -------------
         Total liabilities                                                  199,318,321          198,427,911
                                                                          -------------        -------------
Stockholders' equity:
      Preferred stock, $0.01 par value, 500,000 shares
        authorized, none outstanding
      Common stock, $0.01 par value, 5,500,000 shares authorized,
        1,884,492 shares issued and 1,171,724 and 1,162,320
        outstanding, respectively                                                18,845               18,845
      Additional paid-in-capital                                             12,525,303           12,525,303
      Unearned employee stock ownership plan shares                            (170,716)            (170,716)
      Retained earnings (substantially restricted)                           16,824,995           16,035,441
      Accumulated other comprehensive income                                   (305,553)            (259,125)
      Treasury stock, 712,768 and 722,172 shares, respectively, at cost      (8,764,590)          (8,867,282)
                                                                          -------------        -------------

         Total stockholder's equity                                          20,128,284           19,282,466
                                                                          -------------        -------------

Total liabilities and stockholders' equity                                $ 219,446,605        $ 217,710,377
                                                                          =============        =============

The accompanying notes are an integral part of the consolidated financial statements.


                                    4 of 29

                       EAST TEXAS FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three Months                    Nine Months
                                                     Ended June 30,                 Ended June 30,
                                                  2003            2002            2003            2002
                                              ------------    ------------    ------------    ------------
INTEREST INCOME
    Loans receivable:
      First Mortgage                          $  1,091,286    $  1,605,417    $  3,949,061    $  4,763,261
      Consumer and other loans                   1,087,852         981,884       3,008,975       2,632,770
    Securities available-for-sale:
      Investment securities                         34,442          40,479         108,251         166,652
      Mortgage-backed securities                    19,309         183,626          87,922         556,294
    Securities held-to-maturity:
      Investment securities                        117,453         154,628         364,279         463,888
      Mortgage-backed securities                   483,484         427,240       1,333,789       1,450,617
    Deposits with banks:                            23,936           7,662          95,105          35,191
                                              ------------    ------------    ------------    ------------

         Total interest income                   2,857,762       3,400,936       8,947,382      10,068,673
                                              ------------    ------------    ------------    ------------

INTEREST EXPENSE

    Deposits                                       802,424         933,262       2,513,757       3,157,913
    FHLB advances                                  591,639         681,464       1,854,182       2,013,897
                                              ------------    ------------    ------------    ------------

      Total interest expense                     1,394,063       1,614,726       4,367,939       5,171,810
                                              ------------    ------------    ------------    ------------
      Net interest income before provision
        for loan losses                          1,463,699       1,786,210       4,579,443       4,896,863

    Provision for loan losses                      257,965          64,490         657,861         175,688
                                              ------------    ------------    ------------    ------------

      Net interest income after  provision
        for loan losses                          1,205,734       1,721,720       3,921,582       4,721,175
                                              ------------    ------------    ------------    ------------

NONINTEREST INCOME
    Gain (loss) on sale of interest-earning
    assets                                         239,335          55,147         596,869         507,320
    Loan origination and commitment fees            31,187          31,174          74,674         114,169
    Loan servicing fees                            (35,674)        (15,696)        (15,867)        (75,014)
    Other                                          125,464         118,706         519,640         316,734
                                              ------------    ------------    ------------    ------------

      Total noninterest income                     360,312         189,331       1,175,316         863,209
                                              ------------    ------------    ------------    ------------

NONINTEREST EXPENSE
    Compensation and benefits                      789,007         712,168       2,266,261       2,002,263
    Occupancy and equipment                         99,897         105,969         295,645         327,876
    SAIF deposit insurance premium                   5,143           4,726          14,839          15,199
    Foreclosed assets, net                          87,729          36,766         179,476          71,997
    Other                                          236,917         264,975         851,461         796,349
                                              ------------    ------------    ------------    ------------

      Total noninterest expense                  1,218,693       1,124,604       3,607,682       3,213,684
                                              ------------    ------------    ------------    ------------

Income (loss) before provision for income
taxes                                              347,353         786,447       1,489,216       2,370,700

Income tax expense (benefit)                        97,505         284,209         511,131         845,555
                                              ------------    ------------    ------------    ------------

NET INCOME (LOSS)                             $    249,848    $    502,238    $    978,085    $  1,525,145
                                              ============    ============    ============    ============


Earnings per common share                     $       0.22    $       0.45    $       0.86    $       1.36
Earnings per common share - assuming
dilution                                              0.21            0.44            0.83            1.34

The accompanying notes are an integral part of the consolidated financial statements.


                                    5 of 29

                       EAST TEXAS FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                            Common         Additional        Retained
Balance at September 30, 2002                Stock       Paid-in Capital     Earnings     Treasury Stock
                                        ----------------------------------------------------------------
                                        $     18,845     $ 12,525,303     $ 16,035,441      $ (8,867,282)
Comprehensive income:
   Net Income                                                             $    978,085
   Net change in unrealized gain
     (loss) on securities
     available-for-sale net of
     deferred taxes

     Total comprehensive income

Stock Options Exercised                                                   $    (14,106)     $    102,692

Cash dividends of $0.15 per share                                         $   (174,425)
                                        ------------     ------------     ------------      ------------

Balance June 30, 2003                   $     18,845     $ 12,525,303     $ 16,824,995      $ (8,764,590)
                                        ============     ============     ============      ============

                                        Net Unearned
                                        Employee Stock    Other Accumulated
                                        Ownership Plan      Comprehensive
Balance at September 30, 2002              Shares              Income             Total
                                        --------------------------------------------------
                                        $   (170,716)       $   (259,125)     $ 19,282,466
Comprehensive income:
   Net Income                                                                 $    978,085
   Net change in unrealized gain
     (loss) on securities
     available-for-sale net of
     deferred taxes                                         $    (46,428)     $    (46,428)
                                                                              ------------
     Total comprehensive income                                               $    931,657

Stock Options Exercised                                                       $     88,586

Cash dividends of $0.15 per share                                             $   (174,425)
                                        ------------        ------------      ------------

Balance June 30, 2003                   $   (170,716)       $   (305,553)     $ 20,128,284
                                        ============        ============      ============

The accompanying notes are an integral part of the consolidated financial statements.


                                    6 of 29

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the Nine Months Ended
                                                                                      June 30,
                                                                                 2003           2002
                                                                            ------------    ------------
Cash flows from operating activities:
    Net income                                                              $    978,085    $  1,525,145
    Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of deferred loan origination fees                              (6,620)         (3,767)
      Amortization of premiums and discounts on investment securities,
         mortgage-backed securities, and loans                                   409,449           3,523
      Amortization of mortgage servicing rights                                  122,139         170,314
      Depreciation                                                               121,890         124,990
      Deferred Income Taxes                                                       73,265               0
      Provision for loan losses                                                  657,861         175,688
      Stock dividends on FHLB stock                                              (89,100)        (97,916)
      Increase in cash value of life insurance                                  (125,306)              0
      Net (gain) loss on sale of:
         Loans held for sale                                                    (271,950)        (77,291)
         Mortgage-backed securities available-for-sale                           (22,121)              0
         Fixed assets                                                             (3,090)          8,287
         Foreclosed assets                                                       171,262          52,501
         Interest earning assets                                                       0        (325,503)
      Proceeds from loan sales                                                17,961,654       9,265,325
      Originations of loans held for sale                                    (17,689,704)     (9,188,034)
      (Increase) decrease in
         Accrued interest receivable                                             165,557        (108,350)
         Other assets                                                            (72,707)        643,500
      Increase (decrease) in:
         Accrued expenses and other liabilities                                 (271,263)       (178,990)
         Federal income tax payable                                             (961,385)        769,417

                                                                            ------------    ------------
Net cash provided (used) by operating activities                               1,147,916       2,758,839
                                                                            ------------    ------------


                                   (Continued)


                                    7 of 29

                       EAST TEXAS FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For the Nine Months Ended
                                                                               June 30,
                                                                        2003            2002
                                                                    -------------    -------------
Cash flows from investing activities
    Net (increase) decrease in interest-earning time deposits             300,000          300,000
    Net (increase) decrease in fed funds sold                            (209,119)          86,242
Activity in securities available-for-sale
    Proceeds from sales                                                         0        6,308,899
    Proceeds from maturities and calls                                    140,000           25,000
Activity in securities held-for-maturity
    Proceeds from maturities and calls                                  3,000,000                0
    Purchases                                                                   0       (2,000,000)
Activity in mortgage-backed securities available-for-sale
    Proceeds from sales                                                 1,739,494                0
    Principal payments                                                 17,560,692       12,862,253
    Purchases                                                                   0       (8,569,474)
Activity in mortgage-backed securities held-to-maturities
    Principal payments                                                 38,212,214       16,134,753
    Purchases                                                         (77,072,266)     (11,627,398)
Activity in municipal bonds available-for-sale
    Principal payments                                                          0           20,000
Purchases of FHLB stock                                                         0          (97,100)
Purchases of bank Owned Life Insurance                                 (3,600,000)               0
Net (increase)decrease in loans                                        19,845,635      (24,780,787)
Proceeds from sale of foreclosed assets                                   599,065          433,717
Acquisition costs related to foreclosed assets                                  0           (6,699)
Proceeds from the sale of fixed assets                                      3,090                0
Capitalized acquisition costs related to foreclosed assets                (22,463)               0
Expenditures for premises and equipment                                   (15,310)         (93,224)
Origination of mortgage servicing rights                                 (302,798)        (104,525)
                                                                    -------------    -------------

Net cash provided (used) by investing activities                          178,234      (11,108,343)
                                                                    -------------    -------------

Cash flows from financing activities:
    Net increase (decrease) in:
      Deposits                                                          5,332,887       (8,937,768)
      Advances from borrowers                                            (469,020)        (496,034)
    Proceeds from advances from Federal Home Loan Bank                291,500,000      486,500,000
    Payment of advances from Federal Home Loan Bank                  (294,290,157)    (471,253,254)
    Exercise of Stock Options                                              88,586                0
    Dividends paid to stockholders                                       (174,425)        (174,348)
                                                                    -------------    -------------
Net cash provided (used) by financing activities                        1,987,871        5,638,596
                                                                    -------------    -------------

Net increase (decrease) in cash and cash equivalents                    3,314,021       (2,710,908)

Cash and cash equivalents at beginning of the period                    5,444,804        4,838,011
                                                                    -------------    -------------

Cash and cash equivalents at end of the period                      $   8,758,825    $   2,127,103
                                                                    =============    =============

Supplemental disclosure:
    Cash paid for:
      Interest on deposits                                          $   1,417,351    $   1,933,869
      Interest on FHLB advances and other borrowed funds                1,854,182        2,013,897
      Income taxes                                                      1,399,252           50,760

    Transfers from loans to real estate and other assets acquired
      through foreclosures                                              1,598,039          604,321
    Loans made to facilitate the sale of foreclosed assets                339,735          240,460
    Transfer of foreclosed assets to fixed assets                          12,925                0

The accompanying notes are an integral part of the financial statements.


                                    8 of 29

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003

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

NOTE 2 - EARNINGS PER SHARE

Earnings per common share for the three months and the nine months ended June 30, 2003 and 2002, has been computed based on net income divided by the weighted average number of common shares outstanding during the period. For the three months ended June 30, 2003 and 2002, the weighted average number of shares outstanding totaled 1,140,272 and 1,123,979 shares, respectively. For the nine months ended June 30, 2003 and 2002, the weighted average number of shares outstanding totaled 1,138,157 and 1,123,979 shares respectively.

Earnings per common share - assuming dilution, for the three months and nine months ended June 30, 2003 and 2002, has been computed based on net income divided by the weighted average number of common shares outstanding. In addition, it includes the effects of all dilutive potential common shares that were outstanding during the period. For the three months ended June 30, 2003 and 2002, the weighted average number of shares outstanding for earnings per share - assuming dilution totaled 1,184,919 and 1,149,597 shares, respectively. For the nine months ended June 30, 2003 and 2002, the weighted average number of share outstanding for earnings per share - dilution totaled 1,175,429 and 1,140,243 shares, respectively.

For both earnings per share and earnings per common share - assuming dilution and as prescribed by the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") Employer's Accounting for Employees Stock Ownership Plans, the weighted average number of shares outstanding does not include unallocated Employee Stock Ownership Plan ("ESOP") shares.

See Part II, Item 6 - Exhibits for a detailed presentation of the earnings per share calculation for the three-month and nine-month periods ended June 30, 2003 and 2002.


                                    9 of 29

NOTE 3 - SECURITIES

The carrying values and estimated market values of investment securities available-for-sale as of June 30, 2003, by type of security are as follows:

                       Principal         Unamortized          Unearned           Unrealized         Carrying
                        Balance            Premiums           Discounts         Gain/(Loss)          Value
                     -------------      --------------      -------------      --------------     --------------
Municipal bonds      $     350,000                 -0-      $       1,532      $       21,462     $      369,930
                     -------------      --------------      -------------      --------------     --------------


                     $     350,000      $          -0-      $       1,532      $       21,462     $      369,930
                     -------------      --------------      -------------      --------------     --------------

The amortized cost and estimated market values of investment securities held-to-maturity as of June 30, 2003, are as follows:

                                                            Gross             Gross             Estimated
                                        Amortized        Unrealized         Unrealized           Market
                                          Cost              Gains             Losses              Value
                                      -------------     -------------     --------------     -------------
Debt securities:

      U. S. government agency         $     492,569     $      26,981     $          -0-     $     519,550

      Corporate Debt                      6,203,846           498,228                -0-         6,702,074
                                      -------------     -------------     --------------     -------------

           Total debt securities      $   6,696,415     $     525,209     $          -0-         7,221,624
                                      -------------     -------------     --------------     -------------

The amortized cost and estimated market values of investment securities held-to-maturity as of June 30, 2003, by contractual maturity are shown below:

                                                                      Estimated
                                                   Amortized            Market
                                                     Cost               Value
                                                 -------------    --------------

      Due in one year through two years          $   2,529,988    $    2,679,550

      Due in two years through three years           2,628,099         2,830,674

      Due in three years through six years           1,538,328         1,711,400

      Due after six years                                  -0-               -0-
                                                 -------------    --------------

             Total debt securities               $   6,696,415    $    7,221,624
                                                 -------------    --------------


                                    10 of 29

The carrying values and estimated market values of mortgage-backed and related securities available-for-sale as of June 30, 2003, by type of security are as follows:

                      Principal         Unamortized         Unearned         Unrealized          Carrying
                       Balance            Premiums          Discounts        Gain/(Loss)          Value
                    -------------     --------------     -------------     -------------     --------------
Fixed Rate          $     381,152     $          -0-     $         810     $      12,083     $      392,425

Adjustable Rate           330,596                163               -0-                78            330,837
                    -------------     --------------     -------------     -------------     --------------

                    $     711,748     $          163     $         810     $      12,161     $      723,262
                    -------------     --------------     -------------     -------------     --------------

The carrying values and estimated market values of mortgage-backed and related securities held-to-maturity as of June 30, 2003, by type of security are as follows:

                                                                                                 Estimated
                      Principal         Unamortized          Unearned           Carrying           Market
                       Balance            Premiums           Discounts            Value            Value
                    -------------     --------------     -------------     --------------     --------------
Fixed Rate          $  14,941,546     $       67,607     $       2,555      $  15,006,598     $   15,135,226

Adjustable Rate        52,677,189          1,465,557               407         54,142,339         54,066,335
                    -------------     --------------     -------------     --------------     --------------

                    $  67,618,735     $    1,533,164     $       2,962      $  69,148,937     $   69,201,561
                    -------------     --------------     -------------     --------------     --------------


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

     Balance, September 30, 2001                                         151,776
         Granted                                                             -0-
         Exercised                                                           -0-
         Forfeited and expired                                               -0-
                                                                         -------

     Balance, September 30, 2002                                         151,776
         Granted                                                             -0-
         Exercised                                                         9,404
         Forfeited and expired                                               -0-
                                                                         -------

     Balance, June 30, 2003                                              142,372
                                                                         =======


Options exercisable at June 30, 2003 under stock option plan             140,873
                                                                         =======

Shares available for future grants                                        22,662
                                                                         =======


                                    12 of 29

NOTE 5 - ADVANCES FROM FEDERAL HOME LOAN BANK

The outstanding advances from the FHLB consisted of the following at June 30, 2003:

       Maturity                       Balance                      Rate
-----------------------         --------------------          --------------

      07/07/03                     $  22,000,000                    1.27%
      07/14/03                     $   1,500,000                    1.18%
      09/01/03                     $     139,412                    6.25%
      12/01/03                     $   1,000,000                    3.12%
      12/05/03                     $   2,000,000                    1.66%
      12/05/03                     $   5,000,000                    3.57%
      02/12/04                     $   5,000,000                    2.09%
      02/15/04                     $     100,000                    6.01%
      03/10/04                     $   2,000,000                    1.21%
      05/18/04                     $   5,000,000                    1.95%
      09/10/04                     $   2,000,000                    1.40%
      11/30/04                     $   1,000,000                    3.93%
      12/31/04                     $     221,745                    6.09%
      01/03/05                     $      37,010                    6.03%
      02/15/05                     $     100,000                    6.04%
      03/10/05                     $   2,000,000                    1.58%
      06/06/05                     $   3,000,000                    2.83%
      09/12/05                     $   2,000,000                    1.95%
      02/15/06                     $     150,000                    6.05%
      03/10/06                     $   2,000,000                    2.20%
      04/11/11                     $   5,000,000                    3.73%
      04/11/11                     $   5,000,000                    3.91%
      04/11/11                     $   5,000,000                    4.25%
      06/07/11                     $   5,000,000                    4.38%
      01/01/13                     $     369,011                    6.09%
      01/01/13                     $     350,846                    6.13%
      02/01/13                     $     347,826                    5.91%
      03/03/14                     $     590,333                    5.45%
      04/01/14                     $     573,747                    5.97%
      05/01/14                     $     779,833                    5.66%
      06/01/14                     $     596,703                    5.90%
      07/01/14                     $     555,576                    6.38%
      08/01/14                     $     404,012                    6.37%
      09/01/14                     $     511,959                    6.59%
      10/01/14                     $     450,898                    6.86%
      11/03/14                     $   1,113,659                    6.77%
      12/01/14                     $     380,132                    6.57%
      01/01/15                     $     249,436                    6.73%
                                  --------------------
                                   $  83,522,137

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by all stock and deposit accounts in the FHLB, mortgage collateral, securities collateral, and other collateral.


                                    13 of 29

NOTE 6 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Company's allowance for loan losses.

                                     Nine Months       Three Months      Three Months
                                        Ended             Ended              Ended
                                    June 30, 2003     June 30, 2003     March 31, 2002
                                    -------------     -------------     -------------
                                     (Dollars in       (Dollars in        (Dollars in
                                      Thousands)        Thousands)        Thousands)
Balance at beginning of period      $         757     $         823     $         775

Charge-offs:
   One- to four-family                          0                 0                 0
   Consumer and other loans                  (707)             (296)             (263)
                                    -------------     -------------     -------------
       Total charge-offs                     (707)             (296)             (263)
                                    -------------     -------------     -------------

Recoveries:
   One- to four-family                          0                 0                 0
   Consumer and other loans                   170                93                35
                                    -------------     -------------     -------------
       Total recoveries                       170                93                35
                                    -------------     -------------     -------------


Net (charge-offs)/recoveries                 (537)             (203)             (228)

Additions charged to income                   658               258               276
                                    -------------     -------------     -------------

Balance at end of period            $         878     $         878     $         823
                                    =============     =============     =============

Ratio of net
    charge-offs/recoveries during
    the period to average loans
    outstanding during the period           (0.42)%           (0.17)%           (0.18)%
                                    =============     =============     =============

Ratio of net
    charge-offs/recoveries during
    the period to average
    non-performing assets                  (28.20)%           (9.38)%           (8.85)%
                                    =============     =============     =============

The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                     June 30, 2003                           September 30, 2002
                      ------------------------------------------  --------------------------------------
                                                    Percent                                    Percent
                                       Gross        Of Loans                      Gross        Of Loans
                                        Loan        In Each                        Loan        In Each
                       Amount of      Amounts       Category      Amount of      Amounts       Category
                       Loan Loss        by          To Total      Loan Loss         by         To Total
                       Allowance      Category       Loans        Allowance      Category       Loans
                      -----------   -----------   -----------    -----------   -----------   -----------
                               (Dollars in Thousands)                     (Dollars in Thousands)
One- to four-family   $       141   $    42,622         35.74%   $       108   $    61,396         43.07%
Other residential               3         2,871          2.41              0         2,679          1.88
Home equity and
   Improvement                  5        15,037         12.61              2        10,845          7.61
Non-residential                 0        19,634         16.46              0        17,185         12.05
Construction                    0         4,803          4.03              9         8,592          6.03
Commercial and
   Consumer                   139        34,288         28.75            272        41,845         29.36
Unallocated                   590             0             0            366             0          0.00
                      -----------   -----------   -----------    -----------   -----------   -----------
   Total              $       878   $   119,255        100.00%   $       757   $   142,542        100.00%
                      ===========   ===========   ===========    ===========   ===========   ===========


                                    14 of 29

NOTE 7 - BANK OWNED LIFE INSURANCE

During the nine months ended June 30, 2003, the Association elected to make an investment in Bank Owned Life Insurance ("BOLI"). The BOLI purchase was made with excess cash that was held by the Association that would have otherwise been invested in securities. The purpose of the BOLI investment is to increase earnings and thereby offset increased compensation and benefit expenses associated with the Association's defined benefit pension plan, medical insurance benefits, and other similar expenses. A total BOLI purchase of approximately $3.6 million in premiums was invested with two separate life insurance companies. The premiums are invested in the general assets of the life insurance companies. Crediting rates are set by the life insurance companies and are based on the overall performance of the assets under management by the insurance company. Earnings on the policies are tax deferred for the life of the insured under Internal Revenue Service guidelines. As part of the BOLI purchase, the Association identified 17 key employees that were given an opportunity to participate in the program. The $3.6 million in BOLI premiums were divided among the 17 participants and life insurance contracts were purchased on the 17 individual employees. All participants in the program were given an opportunity to decline to participate in the program. The Association is the owner and the beneficiary of the life insurance contracts. As part of the BOLI program, the Association expects to enter into separate death benefit agreements with the 17 employees. The death benefit agreements provide for a lump-sum payment to the participant's beneficiary in the event of the death of the participant while employed by the Association and, in certain instances, beyond the participant's employment with the Association. The Association worked in conjunction with the Meyer-Chatfield Company, a firm specializing in compensation and benefits consulting, to design and implement the BOLI program. Meyer-Chatfield assisted the Association in its due diligence efforts in analyzing prospective insurance carriers and in the Association's efforts to comply with all regulatory and legal aspects of the BOLI program. The Association also employed legal counsel with expertise in compensation and benefit planning and BOLI transactions to adopt board of director resolutions and draft the employee death benefit agreements.


                                    15 of 29

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  June 30, 2003

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

As previously disclosed in the Company's Form 10-KSB for the fiscal year ended September 30, 2002, the Company has been notified by the OTS that the Association has been deemed to be in "troubled condition" as a result of a lack of compliance with regulatory requirements involving oversight of its interest rate risk program. The Association was required to take a number of steps to comply with the OTS directive. The Association has implemented internal control measures to provide for more accurate and timely interest rate risk measurement and monitoring. In July 2003, the OTS conducted a Field Visit Examination to assess the Company's efforts to address the deficiencies noted in the September 30, 2002 exam. Based upon this Examination, management believes that the Association has taken, or is in the process of taking, all steps required to comply with the directive. However, the Company does not anticipate that the "troubled condition" designation will be reviewed for possible removal until the next full scope examination, scheduled for December 2003.

FINANCIAL CONDITION

Total assets were $219.4 million at June 30, 2003, a $1.7 million increase from the $217.7 million reported at September 30, 2002, the Company's most recent fiscal year end. The increase in total assets was the result of a $38.6 million increase in mortgage-backed securities held-to-maturity, a $3.7 million increase in cash value of life insurance owned, and a $3.4 million increase in interest bearing deposits with banks. [See Note 7 for a discussion of the cash value of life insurance owned.] The increases were partially offset by a $21.2 million decrease in loans receivable, a $19.4 million decrease in mortgage-backed securities available-for-sale, and a $3.0 million decrease in investment securities held-to-maturity.

The changes in the composition of the balance sheet were primarily related to an increase in cash flow from the Company's mortgage loan portfolio and mortgage-backed securities portfolio. With continued lower interest rates, the Company continued to receive significant amounts of cash flow from these portfolios as customers refinanced existing mortgage loans. Also, the Company sold into the secondary market the majority of the loans it originated or refinanced. If cash flow from its mortgage-backed securities portfolio and the loan portfolio continues, the Company expects to continue to have significant amounts of cash to reinvest. The result would be a continuing increase in the


                                    16 of 29
mortgage-backed securities held-to-maturity portfolio as the Company would re-invest the cash into this portfolio, possibly at yields less than the average in the current portfolio.

At June 30, 2003, loans receivable totaled $116.0 million, a decrease of $21.2 million or 15.5% from the $137.2 million at September 30, 2002. The decrease in loans receivable was primarily the result of the Company's decision to sell the majority of its one- to four-family loans originated during the period into the secondary market. In addition, the Company elected to tighten the underwriting standards and loan-to-value limits on its indirect auto lending program which decreased the production of these type of loans.

Interest bearing deposits with banks increased to $6.3 million at June 30, 2003, a $3.4 million increase from the $2.9 million reported at September 30, 2002. The increase was due to the additional cash flow from the Company's loans receivable and mortgage-backed securities portfolios as discussed above. The Company expects to reinvest any excess cash flow into various investment, mortgage-backed securities, and loan portfolios.

Investment securities held-to-maturity were reported as $6.7 million at June 30, 2003, a decrease of $3.0 million from the $9.7 million reported at September 30, 2002. The decrease was the result of the maturity of securities during the nine months ended June 30, 2003. At June 30, 2003, this portfolio consisted of approximately $493,000 of debt issued by governmental agencies such as Federal National Mortgage Corporation, Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank System, and approximately $6.2 million of corporate debt securities. All securities in the portfolio are fixed rate and term.

Mortgage-backed securities available-for-sale totaled $723,000 at June 30, 2003, a decrease of $19.4 million from the $20.1 million at September 30, 2002. The decrease was primarily the result of principle repayments on the securities during the nine months ended June 30, 2003, due to the refinancing activity previously discussed.

Mortgage-backed securities held-to-maturity portfolio totaled $69.1 million at June 30, 2003, an increase of $38.5 million from the $30.6 million reported at September 30, 2002. The increase was primarily due to additional securities added to the portfolio, during the nine months ended June 30, 2003 as the Company directed excess cash flow from loans and mortgage-backed securities available-for-sale into this portfolio.

Total deposits were $112.8 million at June 30, 2003, a $5.3 million increase from the $107.5 million reported at September 30, 2002. The increase was primarily the result of increases in certificate of deposit balances as the Company paid competitive interest rates on renewing certificates of deposit during the period.

The Company reported $83.5 million in borrowed funds at June 30, 2003, a decrease of $2.8 from the $86.3 million reported at September 30, 2002. The decrease was primarily due to the Company's decision to reduce its reliance on short term advances from the FHLB and to replace them with longer term certificates of deposits.

Stockholder's equity totaled $20.1 million at June 30, 2003, an increase of $846,000 from the $19.3 million reported at September 30, 2002. The increase was primarily attributable to a net increase in retained earnings of $790,000. The increase in retained earnings was primarily due to the $978,000 in net income less $174,000 in cash dividends paid during the nine months ended June 30, 2003.

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


                                    17 of 29

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003
      AND JUNE 30, 2002

General. Net income for the three months ended June 30, 2003 was $250,000 or $0.22 per share and $0.21 per share assuming - dilution, a decrease of $252,000 from the $502,000 or $.45 per share and $.44 per share - assuming dilution, reported for the three months ended June 30, 2002. The decrease in net income was attributable to a $516,000 decrease in net interest income after provision for loan losses. Approximately $193,000 of the decline in net interest income after provision for loan losses was attributable to additional provisions for loan losses and $323,000 was due to a decline in net interest income before provision for loan losses. The decrease in net income was also partially due to a $94,000 increase in noninterest expense. Noninterest income increased by $171,000 and income tax expense decreased by $187,000.

Net Interest Income. For the quarter ended June 30, 2003, net interest income before provision for loan losses totaled $1.5 million, a decrease of $323,000 from the $1.8 million reported for the quarter ended June 30, 2002. On an annualized basis, the $1.5 million in net interest income for the current quarter was approximately 2.88% of average interest-earning assets and 2.68% of average total assets. For the quarter ended June 30, 2002, the $1.8 million in net interest income before provisions for loan losses was approximately 3.47% of average interest-earning assets and 3.32% of average total assets. Average interest-earning assets were approximately $203.4 million for the quarter ended June 30, 2003, compared to $205.8 million for the quarter ended June 30, 2002.

Total interest income was $2.9 million for the quarter ended June 30, 2003, compared to $3.4 million for the quarter ended June 30, 2002. The decrease in total interest income was primarily due to a $514,000 decline in interest on first mortgage loans receivable. The decline in interest on first mortgage loans receivable was due to an overall decline in the balance in the portfolio as the Company elected to sell the majority of its mortgage loan production during the past year into the secondary market. Also, the yields on loans placed into the mortgage loan portfolio during the year were at lower levels which contributed to the overall decrease in interest income on mortgage loans. However, interest on consumer and other loans increased by $106,000 to $1.1 million for the three months ended June 30, 2003 from $982,000 for the three months ended June 30, 2002. The increase in interest income on consumer and other loans was due to an increase in balances in the consumer and other loan portfolio during the past year. In addition, interest rates on these types of loans are not as sensitive to overall movements in the general level of interest rates, which allowed the Company to continue to originate and place into the loan portfolio loans with higher yields than those available on mortgage loans.

The decrease in total interest income was also due to a $108,000 decrease in interest income on the Company's mortgage-backed securities portfolio. The decline in income was primarily due to a decline in the overall yield of the portfolio. The Company replaced maturing or prepaid securities at yields that were lower than maturing or prepaying securities and loans.

Interest income on loans receivable was $2.2 million for the quarter ended June 30, 2003, compared to $2.6 million for the quarter ended June 30, 2002. On an annualized basis, the $2.2 million was approximately 7.33% of average loans receivable balances outstanding for the quarter ended June 30, 2003, compared to approximately 7.60% for the quarter ended June 30, 2002. The decrease in total interest income on the loan portfolio was primarily the result of a decrease in one- to four-family real estate loan balances, as previously discussed. In addition, the overall decline in interest rates over the past 12 months and the refinance of mortgage loans held in portfolio to lower yields contributed to the decline in overall yield on the loan portfolio.

Interest income from mortgage-backed securities available-for-sale totaled $19,000 for the quarter ended June 30, 2003, compared to $184,000 for the quarter ended June 30, 2002. The decrease in income was due to a decline in the balance of the portfolio from $22.9 million at June 30, 2002 to $723,000 at June 30, 2003, as the Company directed cash flow from this portfolio into other investments.

Interest income on mortgage-backed securities held-to-maturity totaled $483,000 for the quarter ended June 30, 2003, an increase of $56,000 from the $427,000 reported for the quarter ended June 30, 2002. The increase was due primarily to an increase in the balance in the portfolio from $31.4 million at June 30, 2002 to $69.1 million at June 30, 2003 despite a decline of the overall yield of the portfolio. As previously discussed, the Company received excessive amounts of cash flow from its mortgage loans receivable and mortgage related securities portfolios during


                                    18 of 29
the past year. The Company chose to reinvest the majority of this excess cash flow into mortgage-backed securities held-to-maturity. The new securities were at substantially lower, primarily adjustable, rates than those previously held in the portfolio. The result was an overall decline in the yield and an overall decrease in interest income on the portfolio.

Interest paid to depositors totaled $802,000 for the quarter ended June 30, 2003, a decrease of $131,000 from the $933,000 reported for the quarter ended June 30, 2002. On an annualized basis, the $802,000 in interest expense on deposits was approximately 2.85% of interest bearing deposits for the quarter ended June 30, 2003, compared to 3.50% for the quarter ended June 30, 2002.

Interest on FHLB advances was $592,000 for the quarter ended June 30, 2003, compared to $682,000 for the quarter ended June 30, 2002. The decrease in interest expense was the result of declining interest rates during past year and a decline in the balances of advances outstanding. At June 30, 2002, the Company had approximately $89.7 million in advances compared to $83.5 million at June 30, 2003. For the three months ended June 30, 2003, the weighted average rate on FHLB advances was approximately 2.85%.

Provision for Loan Losses. The Company made $258,000 in provision for loan losses for the quarter ended June 30, 2003, compared to $64,000 for the quarter ended June 30, 2002. The increase was directly related to the losses in the Company's indirect automobile lending program and consumer lending portfolio. [See "Asset Quality"]

Noninterest Income. Non-interest income totaled $360,000 for the quarter ended June 30, 2003, compared to $189,000 for the quarter ended June 30, 2002. The increase was primarily due to a $184,000 increase in gains on sales of interest earning assets from $55,000 for the quarter ended June 30, 2002 to $239,000 for the quarter ended June 30, 2003. The Company elected to sell the majority of its one- to four-family loan production into the secondary market during 2002 and 2003. The result was an increase in gains on the sale of loans for the quarter ended June 30, 2003, compared to the same period in 2002.

Noninterest Expense. Noninterest expense was $1.2 million for the quarter ended June 30, 2003, an increase of $94,000 from the $1.1 million for the quarter ended June 30, 2002. The increase in noninterest expense was primarily the result of a $77,000 increase in compensation and benefits expense, mainly associated with the Company's defined benefit pension plan and normal increases in employee compensation. The increase in defined benefit plan expense was due to the performance of plan assets in 2000 and 2001 and additional employees. Approximately two-thirds of the assets in the defined benefit plan trust are invested in various equity mutual funds. As the overall equity market declined in 2000 and 2001, the value of the assets in the plan decreased. The result was, on an actuarial basis, an increase in the pension plan expense to offset the decrease in the value of the plan assets. In addition, expenses on foreclosed assets increased by $51,000 from $37,000 for the three months ended June 30, 2002 to $ 87,000 for the three months ended June 30, 2003.

Provision for Income Taxes. The Company recorded federal income tax expense of $98,000 or 28.0% or pre-tax income for the quarter ended June 30, 2003, compared to $284,000 or 36.1% or pre-tax income for the quarter ended June 30, 2002. The decrease in the percentage was due to the tax- deferred income earned on the Bank Owned Life Insurance investment and the tax treatment of the provision for loan losses incurred during the period ended June 30, 2003.


                                    19 of 29

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2003
      AND JUNE 30, 2002

General. For the nine months ended June 30, 2003, the Company reported net income of $978,000 or $.86 per common share and $.83 per common share - assuming dilution, compared to $1.5 million or $1.36 per common share and $1.34 per common share - assuming dilution for the nine months ended June 30, 2002. The decrease in net income was due to a $800,000 decrease in net interest income after provisions for loan losses and a $394,000 increase in noninterest expense. These were partially offset by a $334,000 decrease in income tax expense and a $312,000 increase in noninterest income.

Net Interest Income. For the nine months ended June 30, 2003, net interest income before provisions for loan losses totaled $4.6 million, a decrease of $317,000 from the $4.9 million reported for the nine months ended June 30, 2002. On an annualized basis, the $4.6 million in net interest income before provisions for loan losses for the current period was approximately 2.99% of average interest earning assets and 2.80% of average total assets. For the nine months ended June 30, 2002, the $4.9 million in net interest income before provisions for loan losses was, on an annualized basis, approximately 3.21% of average interest earning assets and 3.07% of average total assets. Average interest earning assets were approximately $204.5 million for the nine months ended June 30, 2003, compared to $203.1 million for the nine months ended June 30, 2002.

Total interest income was $8.9 million or 5.83%, on an annualized basis, of average interest earning assets for the nine months ended June 30, 2003, compared to $10.1 million or 6.61% of average interest earning assets for the nine months ended June 30, 2002. The decrease was primarily due to a decline in interest on mortgage-backed securities available-for-sale of $468,000, and a decline in interest on mortgage loans of $814,000. The declines in interest income were partially offset by a $376,000 increase in interest income on consumer and other loans.

Interest income on loans receivable totaled $7.0 million for the nine months ended June 30, 2003 a decrease of $438,000 from the $7.4 million reported for the nine months ended June 30, 2002. The decrease in interest income on loans receivable was due to a $814,000 decline in interest on first mortgage loans as the balance in the Company's one- to four-family portfolio declined. The balance in the one- to four-family portfolio declined as the Company elected to sell the majority of its new loans into the secondary market. Interest on consumer and other loans increased by $376,000 as the Company placed more of these loans into the loan portfolio

Interest income from mortgage-backed securities available-for-sale totaled $88,000 for the nine months ended June 30, 2003, compared to $556,000 for the nine months ended June 30, 2002. The decrease in income was primarily attributable to a decrease in the balance in the portfolio. The Company elected to direct cash flow from this portfolio into its mortgage-backed securities held-to-maturity portfolio.

Interest income on investment securities held-to-maturity totaled $108,000 for the nine months ended June 30, 2003, compared to $167,000 for the nine months ended June 30, 2002. The decrease was due primarily to a decline in the balance in the portfolio.

Interest income on mortgage-backed securities held-to-maturity was $1.3 for the nine months ended June 30, 2003, compared to $1.5 million for the nine months ended June 30, 2002. The decrease in interest income on the portfolio was primarily the result of a decline in the overall yield of the portfolio as the Company redirected cash flow from its loan and other portfolios into this portfolio at lower yielding adjustable rate securities.

Interest expense was $4.4 million for the nine months ended June 30, 2003, a decrease of $804,000 from the $5.2 million reported for the nine-month period ended June 30, 2002. The decrease was due to a decline in the overall cost of interest bearing deposits.

Noninterest Income. Noninterest income was $1.2 million for the nine months ended June 30, 2003, compared to $863,000 for the nine months ended June 30, 2002. The increase was attributable to a $205,000 increase in other noninterest income. The increase in other noninterest income was primarily due to a $125,000 increase in Bank Owned Life Insurance income and increases in loan fee income. In addition, gains on the sale of interest earning assets increased by $90,000 from $507,000 for the nine


                                    20 of 29
months ended June 30, 2002 to $597,000 for the nine months ended June 30, 2003. The increase was due to additional gains on the sale of mortgage loans into the secondary market.

Noninterest Expense. Noninterest expense was reported as $3.6 million for the nine-month period ended June 30, 2003, a $394,000 increase from the $3.2 million reported for the nine months ended June 30, 2002. The increase was primarily attributable to a $264,000 increase in compensation and benefits expense due to additional pension plan expense, additional employees, and normal compensation increases. A $107,000 increase in net expenses on foreclosed and repossessed assets accounted for a portion of the increase in noninterest expense. The increase in net expenses on foreclosed and repossessed assets was primarily due to expenses associated with the disposition of repossessed automobiles from the Company's consumer loan portfolio and other repossessed loans.

Provision For Income Taxes. The Company incurred federal income tax expense of $511,000 or 34.3% of pre-tax income for the nine months ended June 30, 2003, compared to $846,000 or 35.7% of pre-tax income for the nine months ended June 30, 2002.

ASSET QUALITY

At June 30, 2003, the Company's non-performing assets (non-performing loans plus foreclosed assets) totaled $1.5 million or .70% of total assets, compared to $1.6 million or .75% of total assets at September 30, 2002. At June 30, 2003, non-performing assets were comprised primarily of non-accruing one- to four-family, consumer and other loans delinquent 90 days or more. It also includes foreclosed one- to four-family and foreclosed consumer and other loans.

Non-performing loans at June 30, 2003 equaled $1.2 million or 1.02% of loans receivable, compared to $1.2 million or .90% of loans receivable at September 30, 2002. The increase in non-performing loans was primarily related to the Company's one- to four-family portfolio. The Company attributes the increased number of non-performing one- to four-family loans to a general decline in the economy in its market area. At June 30, 2003, the Company had no "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditor for Troubled Debt Restructurings", or any other loans for which the Company has information about possible credit problems of borrowers that would cause management to have serious doubts as to the ability of such borrowers to comply with the preset loan repayment terms.

Classified assets totaled $2.9 million or 1.3% of total assets at June 30, 2003, compared to $2.6 million or 1.2% of total assets at September 30, 2002. The increase in classified assets was also due to an increase in past due one- to four-family loans.

Classified assets and non-performing assets differ in that classified assets may include loans less than 90 days delinquent. Also, assets guaranteed by government agencies such as the Veterans Administration and the Federal Housing Administration are not included in classified assets but are included in non-performing assets. At June 30, 2003, $2.8 million of classified assets were deemed to be substandard and $143,000 assets were classified as doubtful.

The Company's allowance for loan and lease losses was $878,000 at June 30, 2003, which included $773,000 in general loan loss reserves, $88,000 in specific loan loss reserves, and $17,000 checking account loss reserves. The total allowance was $757,000 at September 30, 2002. The total allowance for loan losses as a percentage of loans receivable equaled .75% at June 30, 2003 and 0.55% at September 30, 2002.

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

At June 30, 2003, the classified asset component was calculated at $301,000 while the unidentified risk component was calculated at $486,000. At June 30, 2003, the Company had identified five separate components of the loan portfolio that it deemed necessary to analyze individually under the unidentified risk component. The five components were mortgage loans, indirect auto loans, sub-prime indirect auto loans, unsecured and miscellaneous collateral consumer loans, and all other non-mortgage loans.

The classified asset component decreased by $18,000 during the nine months ended June 30, 2003 from approximately $319,000 at September 30, 2002 to $301,000 at June 30, 2003. The unidentified risk component increased from approximately $209,000 at September 30, 2002 to $486,000 at June 30, 2003. The increase in the inherent risk component was due to additional increases in the separate components. During the nine months ended June 30, 2003, the Company has experienced an increase in losses in the consumer lending program. The loss ratio for the sub-prime indirect portfolio was approximately 2.85% for the nine months ended June 30, 2003. The loss ratio for the remainder of the indirect portfolio was approximately 1.46% for the nine months ended June 30, 2003. The loss ratio for the remainder of the consumer loan portfolio was approximately 1.93% for the nine months ended June 30, 2003. These loss rates were applied to the remaining balances in the loan portfolio to calculate that portion of the minimum allowance for loan and lease losses. The result was a significant increase in the calculated allowance for loan loss at June 30, 2003. The Company did not separate its loan portfolio for allowance for loan loss analysis at September 30, 2002 in the same manner as June 30, 2003. Therefore, no comparison of these specific components can be made at June 30, 2003.

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

At June 30, 2003, the Company had $88,000 in specific loan loss reserves established, compared to $71,000 at September 30, 2002.

The Company believes that the overall quality of its loan portfolio remains good. However, the Company did record $658,000 in provision for loan losses during the nine months ended June 30, 2003, compared to $176,000 for the same period in 2002. [See "Note 6".]

The Company anticipates that the general trend in the level of the allowance for loan loss will be to remain in a range that is close to the current balance in the allowance. By tightening loan-to-value and credit standards on its indirect auto loan program and its unsecured and miscellaneous collateral consumer loans, the Company believes that the balance in such loans will decline over time. The result should be a reduction in the calculated amount of


                                    22 of 29
the allowance for loan loss reserves for these specific components. However, the Company can not predict the affect that outside factors such as economic conditions in the Company's market and other factors may have on a borrower's ability to repay their loans. In general, the estimated allowance for loan losses could increase under the classified asset component if the Company experiences an increase in its classified assets. The allowance could increase under the inherent risk and historical loss component if the Company experiences additional losses on its loan portfolio that are charged against the allowance for loan loss account.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits from customers, advances from the FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities, sales of loans and operations.

The Company uses its liquidity and capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain liquidity and pay operating expenses. At June 30, 2003, the Company had outstanding commitments to extend credit on approximately $13.8 million of loans.

Management believes that present levels of liquid assets are sufficient to meet anticipated future loan commitments as well as deposit withdrawal demands.

Total stockholders' equity equaled $20.1 million at June 30, 2003, an increase of $846,000 from the $19.3 million reported at September 30, 2002. The increase was primarily the result of a $790,000 increase in retained earnings that resulted from the $978,000 net income less $174,000 in cash dividends paid during the nine months ended June 30, 2003.

As of June 30, 2003, the Company's reported book value per share, using total stockholders' equity of $20.1 million (net of the cost of unearned ESOP shares) and 1,171,724 outstanding shares of common stock (the total issued shares including unearned ESOP shares, less treasury shares), equaled $17.18 per share. Subsequent to the quarter ended June 30, 2003, the Company announced its intention to pay a cash dividend of $.05 per share on August 27, 2003, to stockholders of record as of August 13, 2003. The Company paid $.15 per share in cash dividends in the nine months ended June 30, 2003, which is approximately 17.8% of the $.86 in reported earnings per share. The Company reported an equity to assets ratio of approximately 9.17% at June 30, 2003.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain non-cumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage-servicing rights, must be deducted from total capital for calculating compliance with this requirement. At June 30, 2003, First Federal had approximately $2.3 million of intangible assets and other required regulatory adjustments that were required to be deducted from total capital.

At June 30, 2003, First Federal had tangible capital of $17.6 million, or 8.08% of adjusted total assets, which is approximately $14.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require Tier 1 capital equal to at least 4.0% of adjusted total assets. Tier 1 capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables.

At June 30, 2003, First Federal had Tier 1 capital equal to $17.6 million, or 8.08% of adjusted total assets, which is $8.9 million above the minimum requirement for capital adequacy purposes of 4.0% as in effect on that date.


                                    23 of 29

The OTS risk-based requirement requires savings associations to have total capital of at least 8.0% of risk-weighted assets. Total risk-based capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2003, First Federal had no capital instruments that qualify as supplementary capital and $787,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total risk-based capital. First Federal had no such exclusions from capital and assets at June 30, 2003.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight generally, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by a insurer approved by Fannie Mae or Freddie Mac. For certain assets, such as sub-prime indirect automobile lending, the OTS can require a risk-weighting of greater than 100%. The OTS has assigned a risk weighting of 200% to the Company's sub-prime indirect automobile lending program. At June 30, 2003, the Company reported approximately $7.4 million in indirect automobile loans that met the OTS definition of sub-prime.

On June 30, 2003, First Federal had total risk based capital of $18.4 million (including $17.6 million in Tier 1 capital and $787,000 in loan loss reserves) and risk-weighted assets of $118.7 million, or total risk-based capital of 15.5% of risk-weighted assets. This amount was $8.9 million above the 8.0% requirement in effect on that date.

At June 30, 2003, First Federal was also considered a "well capitalized" institution under the prompt corrective action requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

      (b) Changes in Internal Controls: In the nine months ended June 30,
2003, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                    25 of 29

                       EAST TEXAS FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                   FORM 10-QSB

                                  JUNE 30, 2003

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

            None.


                                    26 of 29